Form 10QSB
period 2007-09-30
Amiworld, Inc.
filed 2007-11-14
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2007

Commission File Number: 000-52742

AMIWORLD, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction

of incorporation)

20-5928518

(IRS Employer ID No.)

60 E. 42nd Street, Suite 1225

New York, NY 10165

(Address of principal executive offices)

(212) 557-0223

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 13, 2007, was 10,393,338 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes __X__ No

PART I.

ITEM 1. FINANCIAL STATEMENTS

AMIWORLD, INC.

TABLE OF CONTENTS

Page No.

FINANCIAL STATEMENTS

Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	4-6

AMIWORLD, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

September 30th 2007
(Unaudited)
ASSETS
Current Assets
Cash	$3,870,693
Prepaid Expenses & Advance Payments	468,966
4,339,659
Fixed Assets
Land & Buildings	1,511,458
Machinery & Vehicles	3,660,671
Equipment & Furniture	101,923
Less: Accumulated Depreciation	(21,055)
5,252,997
Other Assets
Capitalized construction costs	530,235
Deposits	3,150
533,385

TOTAL ASSETS	$10,126,041

LIABILITIES & EQUITY
Current Liabilities
Accounts payable and accrued expense	$2,228,752
Corporate taxes payable	2,157
Due to affiliated companies (net)	3,172,312
5,403,221
Minority Interests	8,635

Equity
Common Shares, $.001 par value 175,000,000 shares authorized 7,236,910 shares issued and outstanding	7,237
Additional paid in capital	7,185,663
Accumulated other comprehensive income	145,689
Accumulated deficit (including $756,725 during the development stage)	(2,624,404)
4,714,185

TOTAL LIABILITIES & EQUITY	$10,126,041

AMIWORLD, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended		(Inception Of Dev.
	September 30th		September 30th		Stage) To
	2007	2006	2007	2006	Sept. 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Oil Trading Commission	$180,000	$—	$180,000	$—	$180,000
General and Administrative Expenses
Legal and professional	$46,880	$33,775	$190,021	$118,825	$488,969
Rents	23,154	30,386	73,025	71,381	265,168
Wage expense	8,830	11,369	40,345	29,980	128,827
Advertising, marketing, and public relations	6,354	—	16,976	—	31,259
Hotel, travel, and entertainment	20,572	4,002	28,850	7,510	55,000
Supplies and office expense	2,947	956	11,792	3,837	26,484
Listing, sponsor, and transfer agent fees	1,939	—	13,036	5,418	33,075
Corporate taxes and related	—	—	4,939	250	10,648
Depreciation	3,975	—	10,658	—	15,389
Miscellaneous	718	—	718	349	3,757
Telephone and utilities	3,114	—	5,330	497	6,295
	118,483	80,488	395,690	238,047	1,064,871
Other Income and (Expense)
Rental Income - Related Party	$13,336	$—	$27,191	$—	$53,863
Interest Income	25,137	2,728	58,645	4,410	77,831
	38,473	2,728	85,836	4,410	131,694
Income (loss) before provision for income tax	99,990	(77,760)	(129,854)	(233,637)	(753,177)

Provision for income tax	—	—	—	—	—
Minority Interest net loss	(8,147)	—	(8,135)	—	(3,548)

Net Income (Loss)	$91,843	$(77,760)	$(137,989)	$(233,637)	$(756,725)

Other Comprehensive Income (Loss) – Net of Tax
Foreign currency translation gains (losses)	(61,531)	—	146,691	—	145,689

Comprehensive Income (Loss)	$30,312	$(77,760)	$8,702	$(233,637)	$(611,036)

Weighted average (loss) per share - (Basic and fully diluted)	$0.01	$(0.04)	$(0.02)	$(0.11)
Weighted average number of common shares outstanding	7,236,910	2,216,304	6,616,337	2,205,495

AMIWORLD, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Jan. 1, 2005
	Nine Months Ended		(Inception Of Dev.
	September 30th		Stage) To
	2007	2006	Sept. 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH PROVIDED BY (USED FOR):
Operating Activities
Net (Loss)	$(137,989)	$(233,637)	$(783,397)
Items not involving an outlay of funds:
Depreciation and amortization	11,400	—	16,174
Minority Interest in net income	8,135	—	3,548
	(118,454)	(233,637)	(763,675)
Change in non-cash operating balances
Prepaid expenses & advance payments	(189,918)	—	(444,354)
Accounts payable and accrued expense	2,215,412	(2,434)	2,224,826
Corporate taxes payable	—	(1,000)	(654)
Due to affiliated companies (net)	1,966,814	829,427	3,111,837
Net cash used for operating activities	3,873,854	592,356	4,127,980
Investing Activities
Purchase of fixed assets	(4,431,085)	—	(5,186,840)
Equipment deposits	836,797	—	—
Pre-operative spending	(442,695)	—	(522,513)
Net cash used for investing activities	(4,036,983)	—	(5,709,353)
Financing Activities
Issuance of common stock	2,501,900	1,500,000	5,372,900
Net cash provided from financing activities	2,501,900	1,500,000	5,372,900

Effect of exchange rate changes on cash	77,274		89,123

Increase (decrease) in cash	2,416,045	2,092,356	3,880,650
Cash, beginning of year	1,454,648	323,822	(9,957)
Cash, end of the period	$3,870,693	$2,416,178	$3,870,693

Schedule of Non-Cash Investing and Financing Activities
Non Cash Compensation paid for common stock	$—	$—	$1,000

Supplemental Disclosure
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Amiworld, Inc.

(A Development Stage Entity)

Notes to the Consolidated Financial Statements

(1)	Organization and Operations

Amiworld, Inc. (the “Company”) was incorporated in the State of New York, U.S.A. on October 30, 1998 as Amuru International Inc. The Company changed its name on April 28, 1999 by filing an amendment to the certificate of incorporation. The Company on November 20, 2006 formed a Nevada corporation by the same name and conducted a private placement. On March 30, 2007 The Nevada corporation acquired all outstanding shares of the New York corporation in exchange for stock and the New York corporation was subsequently dissolved effectively re-incorporating the Company to Nevada and recapitalizing the Company with a new share structure.

The primary objective of the Company has been revised and the Company has now placed emphasis on developing its energy and energy related businesses. The Company has generated only limited revenues from its energy related activities and has accounted for operations as a development stage company from inception of its energy related activities, January 1, 2005, forward. The primary division of the Company is the construction and operation of a bio-diesel factory in Columbia. Additional operations will include the future development of a petroleum diesel factory in Columbia, the acquisition of oil tankers, and the brokerage of oil related products in South America, Central America, the Caribbean, and the United States. The Company continues to have other investment objectives, such as the pursuit of real estate, managed futures, technology and retail firms, and any other investments that offer short term gains that may be pursued in the future.

The Company in March 2007 also acquired a subsidiary, Odin Energy Santa Marta, Ltd., in a transaction accounted for as a common control acquisition. The results of operations of Amiworld, Inc.-New York have been consolidated with those of Amiworld, Inc.-Nevada from November 17, 2006 (inception) forward and with those of Odin Energy Santa Marta, Ltd. From September 11, 2006 (inception). In addition, the Company consolidated the activities of its subsidiary, Odin Petroleum, Inc.

The Company in April 2007 also acquired a 45% interest in Great Voyages Co., Ltd., a New York corporation owned by JASB of New York Corp., a New York corporation owned by our CEO and President, for the purpose of acquiring ships to transport goods, which upon commencement of this business will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest. The 45% acquisition of Great Voyages will be treated as an investment accounted for under the equity method. Great Voyages Co., Ltd. currently has no existing operations.

(2)	Significant accounting policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Amiworld, Inc.

(A Development Stage Entity)

Notes to the Consolidated Financial Statements

(2) Significant accounting policies (continued)

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amiworld, Inc. and its wholly owned subsidiaries Odin Energy Santa Marta, Ltd. and Odin Petroleum, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(b)	Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

(c)	Revenue recognition

Revenue is recognized by the Company as earned under contract terms, in general upon shipment of ordered biodiesel products.

(d)	Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet, as well as reported amounts of income and expenses during the fiscal year. Actual results could differ from those estimates.

(e)	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

(f)	Fixed assets

Propertyand equipment acquired is stated at cost. Depreciation is calculated on the straight line method based on the useful life of the assets with lives of 15-20 years for buildings, 5 years for machinery and vehicles, and 5-10 years for equipment and furniture.

Amiworld, Inc.

(A Development Stage Entity)

Notes to the Consolidated Financial Statements

(2) Significant accounting policies (continued)

(g)	Financial instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

(h)	Construction costs

The Company capitalizes costs associated with the construction of its bio-diesel plant.

(i)	Foreign exchange

Monetary assets and liabilities expressed in foreign currencies are translated into U.S. dollars at year end rates. Transactions in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the transaction date.

Realized exchange gains or losses on transactions during the year are credited or charged to the profit and loss account. Unrealized exchange gains or losses arising on the translation of foreign currency monetary assets and liabilities are credited or charged to the profit and loss account.

(j)	Net income (loss) per share

The net income (loss) per share is computed by dividing the net income ( loss ) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

(k)	Comprehensive income (loss)

The Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 1230”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The foreign currency translation gains (losses) resulting from the translation of the financial statements of Odin Energy Santa Marta, Ltd., expressed in Columbian pesos, to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

We were incorporated in the State of Nevada on November 20, 2006. In December 2006, we commenced a private offering of our Common Stock, whereby we sold an aggregate of 346,190 shares of our Common Stock to 307 investors, none of whom are residents of the United States, at a price of $10.00 per share, for aggregate proceeds of $3,461,900.

Our predecessor company, Amuru International Inc., was incorporated in the State of New York on October 30, 1998. On April 28, 1999, Amuru International Inc. amended its Certificate of Incorporation to change its name to Amiworld, Inc. (“Amiworld – NY”). On May 12, 1999, Amiworld – NY’s Common Stock was listed on the Bermuda Stock Exchange (BSX) under the symbol “AMI-BH.” Amiworld – NY was formed with a very narrow investment objective of acquiring resort properties in the eastern United States. While Amiworld – NY was seeking out appropriate resort properties, it also sought out alternative investments that could fulfill its investment objectives. Seeking diversity and desiring to get operations in place, Amiworld – NY made the decision to invest in non-resort investments.

On August 15, 1999, Amiworld – NY purchased a majority interest in CAD Academy JPN for $500,000. This company was co-developed with Amiworld – NY’s directors and JASB of New York Corp., an affiliate of our Company. This company was developed for the purpose of opening schools to teach CAD skills and take advantage of a new law in Japan requiring Japanese architects to obtain CAD designations. The first school was opened in August 1999 and additional schools followed. While this project met with some success, the decision to sell the company was made for a combination of financial reasons, as well as then management’s general sense that the company had strayed too far from its investment objective. In November 2001, Amiworld – NY entered into an agreement to sell its investment for Yen 55,000,000. The total proceeds received from the sale amounted to $456,148 and, as a result, Amiworld-NY sustained a loss of $43,852 on its investment.

On October 5, 1999, Amiworld – NY purchased a majority interest in Net School Systems JPN for $400,000. This company was co-developed by Amiworld – NY directors and Net School Systems, Inc., a New York company, which was a wholly owned subsidiary of JASB of New York Corp. This company was developed for the purpose of offering online educational courses. The early focus of the courses was to provide English courses to Japanese students in Japan and the United States with the idea of developing additional courses and partnering with colleges and universities to provide courses on the

Internet. Besides selling its own courses over the Internet, the company also worked to sell and lease its software to other schools in the United States and Japan. As with CAD Academy JPN, this company met with some financial success, but the management of Amiworld – NY ultimately decided to sell its interest for both financial reasons as well as to bring the focus back to its original purpose. In late 2001, Amiworld – NY entered into an agreement to sell its investment for Yen 50,000,000 and, as a result, by February 2002 it had received proceeds of $380,271, which resulted in a loss of $19,729.

During March 2000, Amiworld – NY purchased 50 weeks of a time share property in Tierra Verde, Florida. The total purchase price was $35,750. Under the terms of ownership Amiworld – NY committed to pay approximately $23,000 per annum in maintenance fees. Between 2000 and 2004, Amiworld – NY incurred $54,625 in maintenance fees and had no rental income during the period. During April 2004, Amiworld – NY relinquished ownership of the time share in exchange for forgiveness from the maintenance fees which were in arrears. As a result Amiworld – NY lost its original investment.

By 2004, Amiworld – NY had exhausted its available capital and management recognized the company had lost its viability. Amiworld – NY fell into default on its obligations to the BSX and with New York State and became an inactive corporation. As a result, we were dormant during 2004 and maintained a dormant status until the first part of 2005. At that time we recruited additional management which was hired to develop a restructuring plan and to work on restoring our legal and listing status as well as develop our new business plan described below under “Plan of Operation.” During 2005 Amiworld – NY regained its active status with the BSX and worked on resolving its default status with New York. In September 2005, Amiworld – NY received $200,000 in a private offering and, in December 2005, it received another $200,000 in a private offering from its existing principal shareholders. This private capital was used to settle its existing debts and provided sufficient capital to cover operational costs. Amiworld – NY hired additional staff to explore new business ventures and as a result found several new developing businesses in which to invest. In December 2005, Amiworld – NY changed its business plan to invest in a variety of new investments including, but not limited to, shipping, technology, financial, and retail.

During the first 10 months of 2006, Amiworld – NY finalized the development of its new business plan and, in November 2006, commenced development of our biodiesel plant in Columbia, South America. On November 30, 2006, the relevant land where the plant will be located was acquired for the purchase price of $452,902 (US).

In December 2006, we formed Odin Petroleum Corp., a New York corporation (“Odin Petroleum”) that will engage in the oil brokering business by purchasing and selling oil on the open market and shipping the purchased oil by ships provided by Great Voyages Co., Ltd. We own 95% of Odin Petroleum, with the remaining 5% owned by our management, individually. Additionally, in April 2007, we acquired a 45% interest in Great Voyages Co., Ltd., a New York corporation owned by JASB of New York Corp., a New York corporation owned by our CEO and President, for the purpose of acquiring ships to transport goods, which upon commencement of this business will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest.

In March 2007, we merged with a predecessor company, Amiworld, Inc., a New York corporation (“Amiworld – NY”) for the purposes of effecting a reincorporation in the state of Nevada. We issued an aggregate of 372,000 shares of our Common Stock to the shareholders of Amiworld – NY in exchange for all of its issued and outstanding shares. We were the surviving entity in this merger. Following the closing of this private offering, in March 2007, we engaged in a forward split of our Common Stock whereby we issued ten (10) shares of our Common Stock for every one (1) share then issued and outstanding. All references in this Report to our issued and outstanding Common Stock are provided on a post-forward split basis, unless otherwise indicated.

We are a holding company that is currently operating or which will be operated through three subsidiary companies:

(i)

Odin Energy Santa Marta Corporation Limited, a Columbian corporation (“Odin Energy”) engaged in the development of our biodiesel plan. In December 2006 we began construction on our plant in Columbia, which is currently the world’s 5th largest producer of palm oil, which we believe is one of the more reliable source of feedstock for biodiesel due to its abundance and crop yields as well as its final chemical makeup.

(ii)

Great Voyages Co., Ltd., a New York corporation (“Great Voyages”) that currently intends to develop a cargo shipping businesses. The first part of the business will be the purchase of small oil tankers to engage in the trade of oil through the free trade zone of Panama and primarily focus on shipping oil from South American countries through this free trade zone; and

(iii)

Odin Petroleum Corporation, a New York corporation (“Odin Petroleum”). Odin Petroleum is engaged in the purchase and re-sale of oil from Trinidad & Tobago and Venezuela to Panama. Odin Petroleum will also undertake all sales of the products that are produced in the biodiesel and petroleum refineries to be developed by us. The oil will be purchased and sold through pre-arranged buyers and sellers.

For a more detailed description of our current businesses, see “PLAN OF OPERATION,” below.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2007 and 2006

During the three-month periods ended September 30, 2007 we generated revenues of $180,000 in oil trading commissions from our initial purchase and re-sale of oil from Trinidad & Tobago and Venezuela to Panama, undertaken by Odin Petroleum. We did not generate any revenues during the three month period ended September 30, 2006.

During the three-month period ended September 30, 2007, we incurred costs and expenses totaling $118,483, including $46,880 in professional fees, primarily related to the registration statement that we filed with the SEC and which became effective on October 5, 2007. We also incurred $23,154 in rents, $20,572 in travel and entertainment expense and $8,830 in salaries and benefits, with the balance of our general and administrative expense consisting of supplies and office expense, listing, sponsor and transfer agent fees and other miscellaneous office expenses. During the three month period ended September 30, 2006, we incurred general and administrative expenses totaling $80,488, a decrease of $37,995 compared to the similar period in 2007. These expenses included $33,775 in professional fees, $13,105 less than in the similar period in 2007 due primarily to our aforesaid registration statement. We also incurred $30,386 in rent expense, an increase of $7,232 over the same period in 2007, due to utilities in 2007 being presented separately under the category of telephone and utilities, which amounted to $3,114, $11,369 in salaries and benefits, an increase of $2,539 from the same period in 2007, due to a decrease in administration salaries. However, our travel and entertainment costs decreased to $4,002 in the three month period ended September 30, 2006, a decrease of $16,570 from the similar period in 2007, due primarily to the implementation of the Odin Petroleum operations and the necessity of management travelling to Columbia to review the progress of the construction of our biodiesel plant.

As a result, we generated net pre-tax income of $99,990 during the three months ended September 30, 2007 ($0.01 per share), compared to a net loss of $77,760 for three-month period ended September 30, 2006 ($.04 per share).

Comparison of Results of Operations for the nine months ended September 30, 2007 and 2006

During the nine-month period ended September 30, 2007 we generated gross revenues of $180,000. During the nine-month period ended September 30, 2006 we did not generate any revenues.

During the nine-month period ended September 30, 2007, we incurred general and administrative expenses of $395,690, compared to general and administrative expense of $238,047 during the nine-month period ended September 30, 2006, an increase of $157,643. This increase was attributable to increased professional fees, salaries, travel and entertainment expense, office supplies, phone and utilities and listing and transfer agent fees. Professional fees for the nine-month period were $190,021, compared to $118,825 in the nine-month period ended September 30, 2006, an increase of $71,196 and which is attributable to costs and fees relating to our registration statement that became effective on October 5, 2007. Salaries and benefits increased from $29,980 in the nine month period ended September 30, 2006, to $40,345 during the similar period in 2007 due increased staffing arising from the implementation of our revised business plan. Travel and entertainment increased $21,340 from $7,510 during the nine month period ended September 30, 2006, to $28,850 as a result of management’s travel to Columbia to monitor the development and construction of our biodiesel plant. Office supplies and expense increased $7,955, from $3,837 in the nine month period ended September 30, 2006, to $11,792 during the similar period in 2007 as a result of increased business activities during this period. Listing, sponsor and transfer fees increased from $5,418 during the nine month period ended September 30, 2006, to $13,036 in the similar period in 2007 as a result of our closing a private offering of our common stock, as well as incurring transfer agent fees and other SEC filing costs. Telephone and utility charges also increased $4,833 during the nine month period ended September 30, 2007 from 2006 due to utilities being separately stated in 2007. We also incurred $16,976 in advertising, marketing and public relations costs. We did not incur such costs during the nine month period ended September 30, 2006.

As a result, we incurred a net loss of $129,854 for the nine-month period ended September 30, 2007 ($0.02 per share), compared to a net loss of $233,637 for nine-month period ended September 30, 2006 ($.11 per share).

PLAN OF OPERATION

We are a holding company that intend to operate or are currently operating through three subsidiary companies, including Odin Energy Santa Marta Corporation Limited (“Odin Energy”), a Columbian corporation that is currently engaged in the development of a biodiesel fuel plant. In November 2006 we acquired the land where this plant will be located. Thereafter, in November 2006, we began construction on our plant in Columbia, which, according to the USDA, is currently the world’s 5th largest producer of palm oil, what we consider to be the most reliable source of feedstock for biodiesel. We intend to devote most, if not all, of our resources to building and completing this plant over the next 12 months. Once this plant becomes operational we are also exploring diversifying our business activities in a synergistic manner by developing the business plan of Great Voyages Co., Ltd. that intends to develop a cargo shipping business. The first part of the business will be the purchase of small oil tankers to engage in the trade of oil through the free trade zone of Panama and primarily focus on shipping oil from South American countries through this free trade zone. We also have commenced, on a limited scale, the business of purchasing and re-selling of oil from Trinidad & Tobago and Venezuela to Panama. This business is being undertaken by our subsidiary, Odin Petroleum Corporation, a New York corporation (“Odin Petroleum”). The oil is purchased and sold through pre-arranged buyers and sellers.

Odin will also undertake all sales of the products that are produced in our biodiesel plant currently being developed by us. As of the date of this report, our intention is to concentrate our efforts and resources into the building of our biodiesel plant. If we are successful in this endeavor we will then address the development of the proposed business of Great Voyages and expand the business of Odin Petroleum. See ‘RISK FACTORS.”

Biodiesel Plant

On November 16, 2006, we executed an agreement with CM Bernardini S.R.L., Rome Italy (“Bernardini”), wherein Bernardini has agreed to build our biodiesel and refining plant for a total price of two million sixty three thousand five hundred (€2,063,500) Euro ($823,200 US). The contract provided for a 30% down payment of six hundred nineteen thousand fifty (€619,050.00) Euro, which we made on December 7, 2006. The US$ equivalent at the time was eight hundred twenty-three thousand two hundred ($823,200) dollars. The balance of 70% is to be paid by an irrevocable letter of credit payable against presentation of shipping documents and the inspection report by an independent verification company. This letter of credit was opened February 7, 2007. Delivery was to be made within eight months of the down payment date, which would be no later than August 7, 2007. The shipment was delayed, but on August 27, 2007, five (5) containers were shipped containing over 50% of the total plant. This shipment was received on October 3, 2007. The second shipment containing the remaining fifteen (15) containers was received on November 6, 2007. The plant will have a production capacity of 120,000 liters (31,704 gallons) per day.

The plant and palm oil deacification plant has been constructed at Bernardini’s location in Italy and sent via ship to our Columbian location. We sent two of our representatives to Italy to supervise the assembly and installation of the metallic structure of the plant and make all necessary tests to verify that the engineering specifications and characteristics are consistent with the information we provided to Bernardini. We will be responsible for the costs of shipping from Italy, which is expected to cost approximately $90,000. The agreement provides for Bernardini to provide training on the operation and operability of the plants to our employees, as well as to perform technical trials to insure that all aspects of the plants are performing properly. The agreement contains certain guarantees provided by Bernardini, including a mechanical guarantee, guaranteeing the equipment for the anticipated use against design and execution defects for a period of 12 months from the date we commence start up operations, but in no event longer than 18 months from the date of last shipment. In addition, the agreement guarantees a production capacity of 120 thousand liters per day of biodiesel, with Bernardini to replace any and all inoperable parts or manufacturing defects at no cost to us for a period of 12 months following the plants startup date.

Bernardini is a thirty year old internationally recognized builder of plants and technologies. During 2005 and 2006 it undertook and completed 19 different projects on behalf of its clients in 10 different countries, including three biodiesel plants in Columbia, each utilizing palm oil as its principal feedstock. Of these 19 plants, eight utilize palm oil as their feedstock. It has 48 additional contracts in place to build plants for clients through the end of 2007, including 17 biodiesel plants throughout the world, including five biodiesel plants in Columbia.

The agreement with Bernardini provides for all necessary equipment for oil pre-treatment and processing. In addition, we will also need to construct storage tanks for both the raw and completed materials. In November 2006, we entered into a contract with a local contractor to provide these tanks. This agreement provides for delivery of a total of nine iron storage tanks, including six 560 ton capacity tanks, two 87 ton capacity tanks and one 450 ton capacity tank, for a total turnkey purchase price of $137,476, including manufacturing, assembly and installation. We are responsible for providing the raw materials that cost approximately $222,945. The foundation and base of the tanks has been completed and the tanks walls are currently being constructed. The tanks are expected to be completed in their entirety by November 2007. We are hoping to construct additional tanks at the port zone for storage and shipping purposes. We are currently in discussions with the port zone and they have provided us a plan to construct a storage area exclusive for fuel storage. We have sent a letter requesting inclusion in the project and we are expecting to receive information from the Port Society as to the location and the other necessary construction issues that will be made for piping and pumping purposes. We plan to construct two 1,000 ton tanks for biodiesel fuel and one 600 ton tank for methanol. Construction of the tanks will take several months and will be contingent on our obtaining proper approvals from the Port. If we receive this approval we plan to construct three identical tanks in 2009 and another three identical tanks in 2010. We have not received an estimate on the cost for these nine tanks, but we believe the cost will be approximately $500,000. Additional pipeline and pumping costs cannot be estimated at this time as we are in the process of negotiating the location of the tanks and the route where the pipeline will need to be located. If we have to place the tanks across the street we will need to trench under the street and drill under the port authority building, which could cost a significant amount of money.

On November 30, 2006, we closed on the acquisition of land located in Santa Marta, Magdaleno, Columbia, the site of our proposed biodiesel plant. This land consists of an aggregate of 40,010 square meters (9.9 acres). We paid $452,903 ($1,041,675,000 pesos) to acquire this property. We paid cash for this acquisition.

As of the date of this report, with the exception of a delay we incurred as a result of Bernardini failing to timely request letters of credit pursuant to the terms of our agreement with them, we remain on schedule and anticipate the plant will become operational in the fourth calendar quarter of 2007, with net cash inflows commencing within thirty days after opening of our plant. The plant has now been shipped and has arrived in Santa Marta in its entirety and is currently being assembled. We anticipate construction to be completed and the plant operational by the end of November 2007. We currently estimate that the costs to build our biodiesel plant will be $7,267,424. As of the end of October 2007, we have spent an aggregate of $6,045,741.           These costs include the cost of the land, including all ancillary costs, which was $489,603. The largest portion of the cost is the biodiesel plant and its respective shipping and installation components, which is anticipated to be $3,035,273, of which $3,016,445 has been spent. Building costs in Columbia are estimated to be $2,068,002, of which $1,456,204 has been spent. The storage tanks are anticipated to cost $674,650, on which $448,640 has been spent. All other costs including the laboratory, fire systems, and other infrastructure are anticipated to cost 999,896, of which $634,849 has been spent. Costs have been paid from the funds derived from our December 2006 private offering. We also received additional funding of $2 million in September 2007 from JASB to cover the remaining plant costs. While we believe we have sufficient funds to cover the remaining plant costs, should unforeseen costs arise we have received assurances that JASB will be able to fund these shortages through additional loans or through stock purchases. Alternatively, should further costs arise that JASB is unable to finance we believe we can receive additional financing through short term bank lines of credits or other bank financing. We believe we will be able to obtain such loans if so required since we currently have no material debt other than balances owed to affiliates, which are unsecured. We believe we have sufficient assets to secure such additional loans, including our unencumbered real estate. However, as of the date of this report we do not have any written commitment from any bank or other entity to provide us with these funds. See “RISK FACTORS.”

Based upon advice of technicians that we have consulted with, the plant will be capable of expansion to approximately 360,000 liters a day within three years of operation with the addition of new processing equipment. We intend to expand to the 360,000 liters with the acquisition of additional equipment in 2008, utilizing proceeds derived from operations to cover the cost of this new equipment. This equipment includes the biodiesel plant and all related equipment necessary for processing the additional fuel production. The anticipated cost for this expansion will be approximately $4.8 million and is expected to take approximately eight months to complete from inception. We have estimated that it will take approximately three years to reach full production capacity of 360,000 liters (96,000 gallons) daily. Once full capacity is reached, our plant is expected to produce 108,000 tons (28.8 million gallons) annually. There can be no assurances that we will generate sufficient profits from our initial production, or if we do generate profits, that we will have sufficient capital available to undertake this expansion.

If we are successful in developing our biodiesel plant, we intend to develop additional plants in the future based on this model plant and located in locations meeting similar criteria. However, it is also anticipated other criteria will be used in the future to bring the biodiesel to major markets, such as North America and Europe. Since we will utilize a multi-feedstock system we can use alternative feedstock depending on where we locate these prospective plants. If we are successful, our overall plan of expansion includes the development of one to three plants a year in the first three years and two to five plants a year thereafter so long as it is economically feasible to do so and demand continues to exceed supply. We can provide no assurances that we will be successful in meeting these objectives.

The land we have purchased for our biodiesel plant is larger than we need for our intended purposes. Of the approximately 9.9 acres acquired, we will be utilizing less than half for our plant. As of the date of this report, JASB of New York Corp. (“JASB”), one of our principal shareholders and a company owned by our CEO and President,has begun construction of a petroleum refinery adjacent to the biodiesel plant being constructed by us. JASB is undertaking this endeavor as a result of our limited financial abilities. Since April 2007, we have leased this property to JASB at a rate of approximately $4,550 per month (10,000,000 pesos), which is consistent with applicable lease rates in Santa Marta, Columbia. Commercial lease fees in Columbia are based by law in an amount equal to 1% of the appraised value of the relevant land.

This refinery will initially be capable of producing approximately 12.1 million gallons and can later be expanded to 24.2 million gallons. The refinery was completed, tested, and inspected in August and became operational on August 27, 2007.

As of the date of this report, we are in the final stages of acquiring this refinery in exchange for the issuance of shares of our common stock. If and when this arrangement is finalized, we believe this refinery will provide diversification of our operations and provide an opportunity to produce blended biodiesel of varying levels. By having the facilities to produce this fuel blend we believe we will be in a better position to further capitalize on diesel sales in the Columbian market place.

Upon completion of our initial biodiesel plant in Columbia, we intend to attempt to diversify our business operations. We intend to operate three active divisions designed to complement each other. All three divisions principally focus on the production, acquisition and resale, and shipping of fuel related products. These operations are divided in the following divisions.

•	Petroleum Diesel Production – We intend to enter into a partnership, joint venture or other business structure with JASB, as described below under “Petroleum Refinery.”

•

Oil Resell Business – We intend to purchase oil throughout South America and re-sell the oil in Central America and the Caribbean. In July, 2007 we successfully completed our initial endeavor in this regard and we are generating a monthly gross profit of $60,000 from these operations. While no assurances can be provided, we will be attempting to develop other routes in the future.

•

Shipping Business – This division will acquire or charter a number of ships. Initially these ships will focus on shipments of crude oil and diesel products, but may be expanded in the future. Several ships have been identified in the past and negotiations have taken place, but there are currently no ships within this division. It is anticipated that ships will be acquired in the 500 to 2,000 ton class.

Following is a brief description of these endeavors:

Petroleum Refinery

JASB, through its wholly owned subsidiary Odin Petroil, S.A. (“Odin Petroil”), completed its refinery on August 27, 2007 and on October 1, 2007 the refinery completed all of its testing, staff training, and began its refining operations. JASB has paid the entire construction costs for the project. We are in the final stages of acquiring this refinery in exchange for issuance of shares of our Common Stock in exchange for a 95% ownership in Odin Petroil.

The refinery, when completed in its entirety will be capable of producing 576,000 BBI (24.2 million gallons). In order to minimize front-end expenses, equipment for only fifty percent of this production will be purchased with the remaining equipment to be purchased within 12 months after production starts. As a result, the initial production will only be 288,000 BBI (12.1M gallons). This first phase of the plant was completed in August 2007 and is now operational.

The site is approximately 20,000 square feet. The total anticipated investment (excluding the land) is as follows:

RefinePPlant Construction Expense	$1,437,360
Equipment	3,745,703
Storage Tanks	905,343
Other Incidental Equipment	1,879,130
TOTAL INVESTMENT	$7,967,536

Only fifty percent of the capacity has been installed initially. Therefore, the total cost of equipment at the time the refinery opens will only be $2,350,000. This reduces the initial investment to $5,617,536. All of our office space and staff facilities will be shared with the biodiesel production facilities.

If we are successful in undertaking this business, in addition to having the capacity to produce two distinct types of fuels, we will also be able to produce blended fuels. Columbia recently passed legislation requiring petroleum diesel fuel to be blended with biodiesel fuel on a 95:5 basis. The United States and other countries are increasingly working toward a mixture of 80:20 due to environmental benefits. Having the internal capacity to blend fuels is expected to give us a significant competitive advantage by eliminating the “middle-man.” Specifically, we will have the ability to blend our own fuel, thus eliminating having the oil refineries perform this task and add a mark-up to their price for the blended fuel. There are no assurances that the ability to blend fuels will result in any competitive advantages.

Odin Petroil intends to acquire and assembly an Automatic Atmospheric Refining Plant which provides for fractionated distillation, designed to meet operational needs and comply with all environmental regulations, including both Colombian and International standards related to refining, storage, transportation, products certification, spills prevention measures, firefighting system measures and standards and effluents controls. Odin Petroil also intends to install monitoring systems at its plant to allow managers and officers to observe activity and an automated system to measures the weight of each cargo. Also, a laboratory will be built on this site by Odin Petroil that will have state-of-the-art equipment to guarantee quality control.

Shipping Business

Once our initial biodiesel plant becomes operational, we intend to seek out suitable ships to purchase for our proposed oil and fuel products shipping business. In the interim we intend to charter suitable ships to conduct our proposed oil reselling business. Relevant thereto, effective July 5, 2007, Odin Petroleum entered into its initial 12 month contract to transport oil with Petroleos Panamerican. The relevant agreement provides for the transportation of 300,000 gallons of oil monthly from Pointe-a-Pierre in Trinidad & Tobago, to Cristobal, Panama. The shipments for both July and August have now been completed and will continue on a monthly basis through September 2008. The oil is loaded monthly onto a tanker and the delivery is completed within an expected 21 days. The July delivery had a total sales price of $609,000, based upon the average of three consecutive days of one week prior to the bill of lading, determined in accordance with Platt’s US Gulf Coast Waterborne mean quotation for No. 2 oil. Our costs included $504,000 for the oil, plus an additional $36,000 in transportation costs and $9,000 for the purchase fund fee. Odin Energy receives a fixed commission from these shipments and as a result began receiving $60,000 per month starting in July 2007 through June 2008. Payment is effected by electronic wire transfer, payable seven days in advance upon presentation of the commercial invoice, the transfer of the oil, issuance of a Certificate of Quality and Quantity by SGC Lab and delivery of a Certificate of Origin. Terms of delivery are F.O.B. Pointe-a-Pierre. While prices will fluctuate Odin Petroleum’s profit will be unaffected as we receive a fixed fee of $.20 per gallon. As a result Odin Petroleum will continue receiving $60,000 per month until September 2008. In addition, Great Voyages, in which we own a 45% interest, will receive 10% of the transportation costs which will generate a profit of approximately $3,600 monthly. Our portion will be approximately $1,620.

Future charters will range in price, depending on the size of shipments, from approximately $50,000 for 200,000 gallon shipments. Higher volume shipments will require larger ships with bigger crews and will incur other costs, which will increase the cost of each charter. However, the cost per shipping unit will decrease with larger volumes. Because we intend to initially ship our own product, the capital outlay is expected to be nominal, as we believe we will be able to defer any payments due until delivery, thus allowing us to utilize the funds received from delivery of the product to pay for the cost of the chartered ship.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had $3,870,693 in cash and cash equivalents.

In December 2006, we commenced a private offering of our Common Stock, whereby we sold an aggregate of 346,190 shares of our Common Stock to 307 investors, none of whom are residents of the United States, at a price of $10.00 per share, for aggregate proceeds of $3,461,900. Following the closing of this private offering, in March 2007, we engaged in a forward split of our Common Stock whereby we issued ten (10) shares of our Common Stock for every one (1) share then issued and outstanding.

We have only engaged in limited debt financing through affiliated companies. Affiliated companies currently engage in offshore banking and other financial services giving them access to significant financial resources. While there is no relevant written agreement, we have an ongoing ability to borrow funds on an as-needed basis. In September 2006, we received $800,000 in financing to begin pursuit of our biodiesel plant. This loan was made by EBOA, Ltd., which is also a shareholder of our Company. These loans are temporary and carry no interest or repayment terms. It is anticipated these loans will be converted to Common Stock in the future, on terms consistent with prior issuances, or repaid out of funds derived from operations or from proceeds derived from a future sale of our securities. In the event we elect to undertake an offering of our securities in the future, current shareholders will experience a dilution of their percentage of ownership in our Company. See “RISK FACTORS.”

JASB, an affiliated companies and one of our principal shareholders, and other entities owned and controlled by Mr. Saito, our CEO and President have made similar loans to us in the past. As of September 30, 2007, these loans, in the aggregate, amounted to $3,172,312. These loans carry no stated interest rate or repayment terms. In October, 2007, these loans were converted to Common Stock on terms consistent with prior issuances, $1.00 per share. It is expected that advances made directly to Odin Energy in the amount of $37,475 will be paid through operational funds.

From time to time both we and our predecessor company, Amiworld – NY have borrowed funds from affiliated entities. Following is a table of balances owed by us, as of September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006
Amuru USA, Inc.	$(7,453)	$(7,453)
Max Skyweb Corp.	(3,161)	(3,161)
EUBK Holdings	(13,000)	(13,000)
Great Voyages Co., Ltd.	(9,560)	(9,560)
Z International New York, Inc.	(25,012)	(1,975)
EBOA Ltd.	(643,999)	(636,349)
BO Atlantic Ltd.	(405,635)	(405,635)
Atlantic Amuru Corp.	(8,205)	(8,205)
(Payable)/Receivable – JASB of New York Corp.	(2,056,287)	(2,188)
	$(3,172,312)	$(1,087,526)

On October 29, 2007, these outstanding loan balances were converted into shares of our Common Stock at a conversion price of $1.00 per share. All of the parties included on the above table are related to us through common directors, shareholders or common control. These advances were not represented in any written agreement, were unsecured, due upon demand and did not accrue any interest.

We believe we will be able to obtain additional loans from these affiliated entities in the future should the need arise. Our Board of Directors on a case-by-case basis will make future decisions on indebtedness. Terms and conditions will be made in accordance with standard market practices. Repayment terms will need to coincide with our ability to generate ongoing profits and cash flows and consideration will need to be made to our liquidity and our ability to service our existing operations prior to the inception of new lending.

TRENDS

Our primary business over the next 12 months will be the completion of our biodiesel plant currently being constructed in Santa Marta, Columbia and commencement of production of biodiesel fuel produced from palm oil. We expect our biodiesel plant to become fully operational in the last calendar quarter of 2007. We believe that we currently have sufficient funds for all construction costs.

Once this plant becomes operational, management intends to pursue implementation of related businesses, including developing an oil resell business and an oil shipping business. We expect to finance the oil shipping business through a combination of using existing funds, if any, bank financing, private equity offering or funding through affiliated entities. Oil trades conducted are expected to be of a short-term nature and will be pre-arranged on both the buying and selling side to reduce risk. Our intention is to utilize the necessary funds for a period not to exceed two to three weeks. We are currently in the process of discussing this proposed business with various entities in the industry.

The shipping business will be conducted through Great Voyages, a 45% owned subsidiary, and will be implemented in conjunction with the implementation of production of our biodiesel fuel plant and the possible corresponding need to ship our end product. See “DESCRIPTION OF BUSINESS – BUSINESS – Biodiesel Marketing” and “Shipping and Delivery,” below. We are currently working on possible ship purchases and financing terms as part of our marketing efforts in expectation of producing biodiesel fuel by the end of 2007.

Additionally, JASB is currently developing a petroleum refinery on a portion of the land owned by us in Columbia. Due to our limited availability of funds we could not develop the refinery with our own internal resources. It is expected that at an appropriate time in the future the refinery ownership will be transferred in whole or in part to us.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine-month period ended September 30, 2007.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases - We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Capitalized Interest - In accordance with SFAS No. 34, the interest costs associated with our capital lease obligation will be capitalized to assets under capital lease until the biodiesel plant is substantially complete and ready for the production of biodiesel.

Foreign currency translation - Our functional currency is United States dollars and the functional currency of our subsidiaries is pesos. The operations of our subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

(i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

(ii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments are included as a separate component of stockholders’ equity (deficiency) as a component of comprehensive income or loss. Once our planned biodiesel production facilities commence biodiesel producing operations, we intend to change the functional currency of our subsidiaries to United States dollars, as a majority of the expected operating revenues and costs of these subsidiaries will be denominated in United States dollars.

We translate foreign currency transactions into our functional currency at the exchange rate effective on the transaction date. Monetary items denominated in foreign currencies are translated into the functional currency at exchange rates in effect at the balance sheet date. Foreign exchange gains and losses are included in income.

Recent accounting pronouncements – In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial condition or results of operations.

In September 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact, if any, FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The recognition and disclosure requirements of SFAS No. 158 are effective for our year ended December 31, 2006. The measurement requirements are effective for fiscal years ending December 31, 2008. We do not believe the adoption of SFAS 158 will have a material impact on our consolidated financial statements.

RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATED TO OUR OPERATIONS

We have incurred losses in the past and expect to incur greater losses until we implement our business plan. We are a development stage company and we have not yet begun generating revenues and we do not expect to begin generating revenues until our biodiesel plant described below becomes operational, which is expected to occur during the last calendar quarter of 2007. Our audited financial statements included in this Report contain a “going concern” opinion from our independent accountant. As of September 30, 2007, we had an accumulated deficit of $2,624,404 and incurred a net loss of $137,989 for the first nine months of 2007. For the year ended December 31, 2006, we incurred a net loss of $336,849. We expect to incur additional losses at least until the completion of our biodiesel factory in Columbia. We estimate that the earliest completion date of this facility and, as a result, our earliest date of biodiesel production will not occur until the last calendar quarter of 2007. Our construction efforts remain on schedule as of the date of this Report. Until completion of construction and commencement of production of biofuel, we expect to rely on cash from our recent equity financing, as well as loans from affiliates if necessary, to fund all of the cash requirements of our business. Until we successfully build and begin operating our proposed biodiesel plant, we will experience negative cash flow. Once our biodiesel plant is built and becomes operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for biodiesel would significantly and adversely affect our sales and profitability.

As of the date of this report we have obtained or applied for all required permits and licenses. For those licenses that we are currently required to submit applications, all such applications have been filed and we have received all approvals except for the tank storage license. We have not been advised of any deficiencies in our tank storage application as of the date hereof and we are only waiting for an independent laboratory and certification company to visit the plant to calibrate the tanks in the presence of the Ministry of Energy and Mines, which will be done shortly after the tank construction is complete. In the event there is a delay in obtaining this license, such delay will result in a delay in commencement of our operations and losses from operations will continue until such matter is resolved.

We are spending a significant amount of our available capital on our biodiesel plant construction. We can make no assurances that this capital expenditure will successfully achieve desired results. If our proposed biodiesel plant does not achieve desired results, our business and results of operation will be adversely impacted. We are attempting to adhere to a strict timeline to construct our biodiesel plant. Additionally we have firm contracts on all significant portions of the construction that contain provisions for workmanship and warranties. However, there can be no assurances that problems in this regard will not arise in the future.

Construction delays or defects could result in delays in increasing our production and sale of biodiesel and negatively affect our operations and financial performance. Construction projects often involve delays for a number of reasons including delays in obtaining permits, delays due to weather conditions, or other events. Also, any changes in political administrations that result in policy changes towards biodiesel could also cause construction and/or operation delays. If it takes longer to obtain production than anticipated or if it takes us longer to construct any other plant we decide to construct, our ability to generate revenues could be impaired. In addition, there can be no assurance that defects in materials and/or workmanship will not occur. Such defects could delay the commencement of enhanced capacity operations of the plant or cause us to halt or discontinue the plant’s operation or reduce the intended production capacity. Halting or discontinuing plant operations could delay our ability to generate revenues.

All necessary permitting has been obtained or is in the filing stages for plant production. We have allowed for weather delays in our forecast, but we cannot plan for all possible weather events or other unknown contingencies.

There may be unforeseen environmental problems that could be discovered at our construction site causing additional cost and consuming time to correct which may delay or halt plant construction and delay our ability to generate revenue. While we have conducted our initial due diligence and believe that no environmental problems exist on this location, there can be no assurances that such problems will not arise in the future. We may encounter hazardous conditions at or near each of our facility sites that may delay or prevent construction or operation of a particular facility. If we encounter a hazardous condition at or near a site, work may be suspended and we may be required to correct the condition prior to continuing construction or further production. The presence of a hazardous condition would likely delay or prevent construction of a particular facility and may require significant expenditure of resources to correct the condition. If we encounter any hazardous condition during construction, estimated sales and profitability may be adversely affected.

We currently are developing and will operate a single facility, at least for the foreseeable future. Any operational disruption at that facility could result in a reduction of our sales volume, and could cause us to incur substantial losses. If we are unable to complete the construction and later expansion of our facility, or if our operations at that facility experience a significant interruption due to a major accident or damage by severe weather or other natural disasters, our ability to generate revenues could be adversely impacted. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. We have not yet begun operating our biodiesel facility and cannot be sure that we will be able to do so. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not cover or be adequate to fully cover the potential operational hazards described above.

Our financial performance will be dependent on prices and availability for palm oil, biodiesel and other chemical inputs, which are subject to and determined by market forces outside our control. An increase in the prices for these input commodities will materially affect our ability to operate at a profit. Our results of operations and financial condition will be significantly affected by the cost and supply of palm oil. Palm oil is expected to be our single largest expense once we commence operations of our proposed plant. The price of palm oil is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions, the output and proximity of palm crush facilities, and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of palm oil is difficult to predict. Any event that tends to negatively affect the supply of palm oil, such as adverse weather or crop disease, could increase palm oil prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in sourcing palm oil on economical terms due to supply shortages. Such a shortage could require us to suspend operations until palm oil is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for palm oil at a facility could also increase if an additional biodiesel production facility is built in the same general vicinity. We are unaware of any other facility that is being planned in the vicinity of our plant.

The availability and price of palm oil will significantly influence our financial performance. We may purchase palm oil in the cash market and hedge palm oil price risk through futures contracts and options to reduce short-term exposure to price fluctuations. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high palm oil prices. Hedging activities themselves can result in costs because price movements in palm oil contracts are highly volatile and are influenced by many factors that are beyond our control.

Price increases in such inputs or a lack of supply of such inputs could increase production costs, reduce profit margins and negatively affect cash flow. This is especially true if market conditions do not allow us to pass through increased palm oil costs to our customers. There is no assurance that we will be able to pass through higher palm oil prices to our customers. If a period of high palm oil prices or other inputs were to be sustained for some time, such pricing may reduce our ability to operate and generate revenues. In certain instances, we could decide to limit or even cease production of biodiesel for a period of time.

There are competing interest for the supply of palm oil and other feedstocks to produce biodiesel fuel. These competing interests include cooking products and usages of these products in producing other products. Additionally biodiesel plants are being rapidly constructed and expanded which will result in continued increases in demands. However, export of these products will continue to increase and other plants may be developed.

There can be no assurances that we will be able to establish a steady supply of feedstock. While we are currently in negotiations with an unaffiliated third party to provide us with a steady supply of feedstock, there can be no assurance that we will reach a definitive agreement. We are working on a fixed long-term contract to maintain a steady supply. We have also received limited assurances from government officials of assistance in maintaining a steady supply of materials. Additionally, we hope in the future to develop our own supply chain that we hope will eventually include owning our own farms and pressing plants. However, we cannot provide any guarantees that we will be able to establish a steady supply of palm oil once our plant becomes operational.

Because members of our management are also involved with other companies, there is a potential that conflicts of interest may arise in the future. JASB, one of our principal shareholders and co-owner of Great Voyages, one of our subsidiaries, is a company that is controlled by Mr. Saito, our Chief Executive Officer and a director. JASB has loaned us money from time to time in the past and may do so in the future. JASB has also completed construction of a petroleum refinery on the same parcel of property and adjacent to the biodiesel plant being constructed by us. JASB is undertaking this endeavor as a result of our limited financial abilities. Since April 2007, we have leased this property to JASB at a rate of approximately $4,550 per month (10,000,000 pesos), which is consistent with applicable lease rates in Santa Marta, Columbia. However, as a result of this relationship it is possible that conflicts of interest may arise in the future. If such conflicts do arise, Mr. Saito intends to resolve any such conflicts in the most favorable manner to us. However, there can be no assurances that unexpected situations will arise in the future that cannot be resolved in our favor.

Future concerns over deforestation and other environmental concerns may limit crop productions of palm trees and other feedstock. Environment concerns worldwide are continuing to rise. Tracts of land cleared for the production of palm trees cause deforestation. A balance needs to be achieved between protecting forest and the production of palm trees and other sources of feedstocks. This may limit the production of future farms and as such, create reductions in available feedstock supplies. We feel these risks have been partly reduced by our choice to locate in a palm oil rich country, which has no other producers and limited internal consumption. We intend to acquire rights to palm oil processors and potentially farms in the future to combat this risk. There can be no assurance that we will be able to acquire such rights or farms on economically favorable terms, or at all.

As of the date of this report there are currently no ongoing efforts to limit additional plantations in Columbia. We will continue to monitor this and look for additional potential suppliers. Additionally, we will continue to explore alternative feedstock to ensure a steady supply.

Availability of charters and suitable ships for biodiesel and oil transportation may become limited or costs may be increased by higher fuel, crew, and maintenance costs. We intend to market our biodiesel fuel in Columbia and, if the economics are favorable, to other locations in North and South America. If we do sell our product outside of Columbia, we will need to arrange for transportation of our fuel. As of the date of this report we intend to charter suitable ships for transport. There is a constant demand by competitors for charter ships. The cost for charters may become excessive in price if demand increases sharply. Additionally higher prices for fueling, crewing, and maintaining charters may ultimately be passed on to us, thereby decreasing our profitability.

We are also exploring the possibility of developing our own fleet, thereby minimizing our need for charters. We hope to have the fleet sufficient in size to meet all of our own shipping needs. However, we currently do not have the available capital to undertake this objective and there can be no assurances that we will have the financial resources available to allow us to accomplish this objective in the future. We initially anticipate that we will utilize charters in the future. If our internal needs decrease we expect that these ships can then be chartered to other companies. There can be no assurances that we will be able to charter these crafts to any third party on favorable terms, or at all.

Declines in the prices of biodiesel will have a significant negative impact on our financial performance. Our revenues will be greatly affected by the price at which we can sell our biodiesel and other petroleum based products. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of fuel, level of government support and the availability and price of competing products. Biodiesel prices generally parallel the movement of petroleum oil prices. Oil prices are difficult to forecast because the market reflects the global economy, which is subject to political upheaval, natural disasters and other myriad factors. Even the slightest rumor of political instability can significantly affect the price of oil. Further, exchange rates play a key role in domestic and international oil pricing. Any lowering of diesel prices will likely also lead to lower prices for biodiesel, which may decrease our sales and reduce revenues.

Management believes our location gives us a competitive advantage in that we have market opportunities not just in Columbia, but also throughout South America, Central America, and the United States. In the foreseeable future we believe we will be able to produce biodiesel at a substantially lower cost than U.S. producers, giving us a slightly greater buffer then the rest of our competitors, even with the cost of transportation. Many of our U.S. competitors have land locked facilities with no port access leaving only the prospect of utilizing ground fleets to deliver their biodiesel fuels. Ultimately this limits their market within a few hundred-mile radius, making it difficult for them to seek out secondary markets in which they might be able to obtain higher prices.

The biodiesel production and marketing industry is competitive. There are many competitors that have greater financial and other resources than we do and one or more of these competitors could use their greater resources to gain market share at our expense. According to the National Biodiesel Board, the biodiesel manufacturing industry is experiencing rapid growth in the United States. (www.nationalbiodieselboard.org). New plant construction or decreases in demand for biodiesel may result in excess production capacity, which could have an impact upon our ability to operate profitably. Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel, which means that we may be unable to acquire the inputs needed or be unable to acquire the inputs at a profitable price. In addition, if the excess capacity occurs, we may be unable to market our products at profitable prices.

Many of our competitors in the biodiesel production and marketing industry have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to compete more aggressively than we could and sustain that competition over a longer period of time. Our lack of resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

Competition from the advancement of alternative fuels may lessen the demand for biodiesel and negatively impact our profitability. Alternative fuels, gasoline oxygenates and biodiesel production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like biodiesel, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for biodiesel, which would negatively impact our profitability.

Labor costs will always be a heavy factor in all of our businesses. We have chosen to locate in depressed labor markets to keep these costs minimized. However, these markets may change over time,

perhaps at a rapid pace, which can increase our costs substantially. An increase in cost will have a negative impact on our anticipated results of operation.

Most of our technology is acquired from external vendors who service other clients with identical technology. Our technology is similar or identical to most of the current biodiesel plants and as such has only limited uniqueness. We consider our greatest threat to be information regarding our feedstock sources and customer base. Our relationships built on both the buying and selling side of our oil resell business also pose an extreme threat to our business. We will limit access to both our purchasing and selling sources to key employees in their respective department to ensure minimal exposure for this data. There can be no assurances that our efforts in this regard will be successful. If we are not successful in our efforts we will experience negative consequences.

Changes in environmental regulations may be adopted in the future or violations of regulations could occur. If these events occur, we will experience an increasing in our costs and reduction of our anticipated profitability. We are subject to environmental regulations and will need to follow an Environmental Handling Plan that must be strictly followed. Changes in environmental laws and regulations could require us to invest or spend additional resources in order to comply with future environmental regulations. Violations of these laws and regulations could result in liabilities that affect our financial condition and the expense of compliance alone could be significant enough to reduce profits.

Changes in the political environment could result in increases expenses, loss of control of price, or even the nationalization of our business. We are operating in volatile political areas with extensive government control. As governments continue to work to protect consumers and keep prices for oil and oil related products in check they often engage in regulatory or market control practices. These controls could impact our ability to operate profitably. Future regulation may require additional expense related to items, such as, payroll, property maintenance, and pollution control.

Additionally, the countries that we operate in could become unstable in the future. Changes in political environments causing changes to government control over its energy sector could happen in jurisdictions where we intend to operate. Even small changes in government control could impact us through tax hikes, control over commodity prices, and inflationary controls.

We may be sued or become a party to litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we have no knowledge of any threatened litigation matters, we may be subject to lawsuits from time to time arising in the ordinary course of our business. We may be forced to incur costs and expenses in connection with defending ourselves with respect to such litigation and the payment of any settlement or judgment in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations and cash flows.

Biofuel competes with other existing products and other alternative products. We expect to be completely focused on the production and marketing of biodiesel and its co-products for the foreseeable future. We may be unable to shift our business focus away from the production and marketing of biodiesel to other renewable fuels or competing products. Accordingly, an industry shift away from biodiesel or the emergence of new competing products may reduce the demand for biodiesel. A downturn in the demand for biodiesel would significantly and adversely affect our sales and profitability.

Holders of our Common Stock may suffer significant dilution in the future. In order to fully implement our business plan described hereinbelow, it is probable that we will require additional capital, either debt or equity, or both. As a result, it is possible that we may elect to raise additional equity capital by selling shares of our Common Stock or other securities in the future to raise the funds necessary to allow us to implement our business plan. If we do so, investors herein will suffer significant dilution.

Our success depends, to an extent, upon the continued services of Mamoru Saito and Takahito Sakagami, our Chief Executive Officer and President, respectively. We have made a significant effort to build a diverse management team with skills and industry experience sufficient to operate our Company on a day-to-day basis. Additionally, we have developed key relationships with suppliers and customers to ensure success in all aspects of our proposed operations. Despite these efforts we continue to rely on the services of Messrs. Saito and Sakagami for strategic and operational management and the relationships they have built. Some of our competitors management have more experience than Messrs. Saito and Sakagami and our other members of management in the biodiesel industry. In addition, Mr. Saito devotes a minimum of approximately 40 hours per week to our business, provided that he is not required to address unexpected matters that arise in his other businesses, which happens from time to time. This may place us at a competitive disadvantage because we will greatly rely on these relationships in the conduct of our proposed operations and the execution of our business strategies. The loss of either of Messrs. Saito and Sakagami could also result in the loss of our favorable relationships with one or more of our suppliers and customers, as well as a loss of their business acumen. We have not entered into an employment agreement with either Mr. Saito or Mr. Sakagami. In addition, we do not maintain “key person” life insurance covering Messrs. Saito and Sakagami or any other executive officer. The loss of either Mr. Saito or Mr. Sakagami could also significantly delay or prevent the achievement of our business objectives.

The implementation of our business plan described herein, including the development of our proposed biodiesel plant will result in a period of rapid growth that will impose a significant burden on our current administrative and operational resources. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources by attracting, training, managing and retaining additional qualified personnel, including additional members of management, technicians and others. To successfully develop our proposed biodiesel plant we will need to manage the construction of these facilities, as well as operating, producing, marketing and selling the end products generated by this facility. There can be no assurances that we will be able to do so. Our failure to successfully manage our growth will have a negative impact on our anticipated results of operations.

We have not conducted any significant business operations yet and have been unprofitable to date. Accordingly, there is no prior operating history by which to evaluate the likelihood of our success or our contribution to our overall profitability. We may never complete construction of a biodiesel production facility and commence significant operations or, if we do complete the construction of a biodiesel production facility, it may not be successful in contributing positively to our profitability.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.

We have not yet been subject to these requirements. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls, as a required part of our annual report on Form 10-KSB once we become a reporting company under the Securities Exchange Act of 1934, as amended. A recent release from the SEC has indicated that newly public companies have been granted an additional year after becoming public to demonstrate the effectiveness of their internal controls as required under SOX 404.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

RISKS RELATED TO OUR COMMON STOCK

There is no trading market for our securities and there can be no assurance that such a market will develop in the future. We have filed an application to have our Common Stock listed for trading on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc., or another national exchange if we can qualify for listing requirements. The process of obtaining a listing for our Common Stock on the OTCBB involves a market maker submitting an application with the NASD. The NASD then reviews the application and issues comments, or questions, concerning our Company and the class of stock (common stock) for which a listing has been requested. The process of listing our Common Stock for trading on a national exchange is similar. There is no assurance that our application for listing on the OTCBB or a national exchange will be approved, or if so approved that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB or a national exchange, which will make it more difficult for you to sell your securities. If we are successful in listing our Common Stock for trading on the OTCBB or another national stock exchange, of which there can be no assurance, each limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission (the “SEC”) following the effectiveness of the registration statement to which this Report is a part. Because issuers whose securities are qualified for quotation on the OTCBB or any other national exchange are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting.

If we are successful in listing our Common Stock for trading on the OTCBB, there are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities. Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

If we list our Common Stock for trading on the OTCBB, our stock may be considered a “penny stock” so long as it trades below $5.00 per share. This can adversely affect its liquidity. If and when trading commences on the OTCBB, our Common Stock may be considered a “penny stock” so long as it trades below $5.00 per share and as such, trading in our Common Stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities. In addition, few broker or dealers are likely to undertake these compliance activities. Other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the Common Stock to realize economic benefit from their investment. As holders of our Common Stock, you will only be entitled to receive those dividends that are declared by our Board of Directors out of retained earnings. We do not expect to have retained earnings available for declaration of dividends in the foreseeable future. There is no assurance that such retained earnings will ever materialize to permit payment of dividends to you. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate. If and when our registration statement is declared effective, holders of our shares of Common Stock that are registered pursuant to our registration statement will be permitted, subject to few limitations, to freely sell these shares of Common Stock. At that time, sales of substantial amounts of Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock, if and when such a market develops.

The market price of our Common Stock may fluctuate significantly in the future. If our Common Stock is approved for trading, of which there can be no assurance, the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	the volume and timing of the receipt of orders for biodiesel from major customers;

•	competitive pricing pressures;

•	our ability to produce, sell and deliver biodiesel on a cost-effective and timely basis;

•	our inability to obtain construction, acquisition, capital equipment and/or working capital financing;

•	the introduction and announcement of one or more new alternatives to biodiesel by our competitors;

•	changing conditions in the biodiesel and fuel markets;

•	changes in market valuations of similar companies;

•	stock market price and volume fluctuations generally;

•	regulatory developments;

•	fluctuations in our quarterly or annual operating results;

•	additions or departures of key personnel; and

•	future sales of our Common Stock or other securities.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders. Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

In addition, our Articles of Incorporation authorizes the issuance of up to 25,000,000 shares of Preferred Stock with such rights and preferences determined from time to time by our Board of Directors. No shares of our Preferred Stock are currently outstanding. Our Board of Directors may, without stockholder approval, issue Preferred Stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

Our management and principal shareholders have the ability to significantly influence or control matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions. Currently, our management, including Messrs. Saito and Sakagami, own approximately 65.6% of our outstanding Common Stock. As a result, such persons, who may but are not legally bound to act together, will have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

If a market develops in our Common Stock and our Shareholders resell their shares, the market price for our shares may fall and purchasers of our shares may be unable to resell them. If a market does develop in our Common Stock, there may be an oversupply of shares and an undersupply of purchasers. If this occurs the market price for our shares may decline significantly and investors may be unable to sell their shares at a profit, or at all.

We cannot predict whether we will successfully effectuate our current business plan. Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 3.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer who also serves as our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation or controls can provide absolute assurance that all control issues and instances of fraud, if any, within Pacific Fuel Cell Corp. have been detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the nine-month period ended September 30, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	CHANGES IN SECURITIES - None

Subsequent Event

Effective October 29, 2007, we issued an aggregate of 3,156,428 shares of our Common Stock in exchange for forgiveness of outstanding loans in the aggregate amount of $3,156,428.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our shareholders during the three month period ended September 30, 2007.

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On October 30, 2007 we filed a report on Form 8-K advising that effective October 29, 2007, we issued an aggregate of 3,156,428 shares of our Common Stock in exchange for forgiveness of outstanding loans in the aggregate amount of $3,156,428.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007	AMIWORLD, INC. (Registrant) By:s/Mamoru Saito__________________________ Mamoru Saito, Chief Executive Officer