Form 10KSB
period 2007-12-31
Amiworld, Inc.
filed 2008-03-28
CIK 1401273

U S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-52742

AMIWORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5928518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

60 E. 42nd Street, Suite 1225

New York, NY 10165

(212) 557-0223

(Address, including zip code and telephone number, including area code, of registrant’s executive offices)

Securities registered under Section 12(b) of the Exchange Act:

none

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

(Continued on Following Page)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer’s revenues for its most recent fiscal year. $1,822,182

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $55,392,540 as of March 29, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 29, 2008, 21,808,110 shares of Common Stock were issued and outstanding.

Documents incorporated by reference: Portions of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 20, 2008, are incorporated by reference in certain sections of PART III.

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

AMIWORLD, INC.

PAGE

Facing Page

Index

PART I

Item 1.	Description of Business	4
Item 2.	Description of Property	31
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	32

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	32
Item 6.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	33
Item 7.	Financial Statements	46
Item 8.	Changes in and Disagreements on Accounting and Financial Disclosure	60
Item 8A.	Controls and Procedures	60

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act	60
Item 10.	Executive Compensation	60
Item 11.	Security Ownership of Certain Beneficial Owners and Management	61
Item 12.	Certain Relationships and Related Transactions	61

PART IV

Item 13.	Exhibits and Reports on Form 8-K	61
Item 14.	Principal Accountant Fees and Services	63

SIGNATURES	64

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

Amiworld, Inc. (“we, “us,” “our,” or the “Company”) was incorporated under the laws of the State of Nevada on November 20, 2006. In March 2007, we merged with a predecessor company, Amiworld, Inc., a New York corporation (“Amiworld – NY”), for the purposes of affecting a reincorporation in the state of Nevada. We issued an aggregate of 372,000 shares of our Common Stock to the shareholders of Amiworld – NY in exchange for all of its issued and outstanding shares. We were the surviving entity in this merger. Following the closing of this merger, in March 2007, we engaged in a forward split of our Common Stock whereby we issued ten (10) shares of our Common Stock for every one (1) share then issued and outstanding. All references in this Report to our issued and outstanding Common Stock are provided on a post-forward split basis, unless otherwise indicated.

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

On August 15, 1999, Amiworld – NY purchased a majority interest in CAD Academy JPN for $500,000. This company was co-developed with Amiworld – NY’s directors and JASB of New York Corp., an affiliate of our Company. This company was developed for the purpose of opening schools to teach CAD skills and take advantage of a new law in Japan requiring Japanese architects to obtain CAD designations. The first school was opened in August 1999 and additional schools followed. While this project met with some success, the decision to sell the company was made for a combination of financial reasons, as well as then management’s general sense that the company had strayed too far from its investment objective. In November 2001, Amiworld – NY entered into an agreement to sell its investment for Yen 55,000,000. The total proceeds received from the sale amounted to $456,148 and, as a result, Amiworld – NY sustained a loss of $43,852 on its investment.

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

During March 2000, Amiworld – NY purchased 50 weeks of a time share property in Tierra Verde, Florida. The total purchase price was $35,750. Under the terms of ownership, Amiworld – NY committed to pay approximately $23,000 per annum in maintenance fees. Between 2000 and 2004 Amiworld – NY incurred $54,625 in maintenance fees and had no rental income during the period. During April 2004, Amiworld – NY relinquished ownership of the time share in exchange for forgiveness from the maintenance fees that were in arrears. As a result Amiworld – NY lost its original investment.

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

During the first 10 months of 2006, Amiworld – NY finalized the development of its new business plan and in November 2006 commenced development of our biodiesel plant in Colombia, South America. On November 30, 2006, the relevant land where the plant is located was acquired for the purchase price of $452,902 (US).

In December 2006, we also formed Odin Petroleum Corp., a New York corporation (“Odin Petroleum”) that will engage in the oil brokering business by purchasing and selling oil on the open market. We own 95% of this company, with the balance owned by JASB. Oil will be shipped by ships provided by Great Voyages Co., Ltd., a New York corporation (“Great Voyages”). In April 2007, we acquired a 45% interest in Great Voyages Co., Ltd., from JASB, a corporation owned by our CEO and President, for the purpose of acquiring ships to transport goods, which in the beginning will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest.

DESCRIPTION OF CURRENT BUSINESS

We are a holding company that operates or intends to operate through four subsidiary companies, including Odin Energy Santa Marta Corporation S.A. (“Odin Energy”), a Colombian

corporation that is currently engaged in the development of a biodiesel fuel plant. In November 2006 we acquired the land where this plant IS located. Thereafter, in November 2006, we began construction on our plant in Colombia, which, according to the USDA, is currently the world’s 5th largest producer of palm oil, what we consider to be the most reliable source of feedstock for biodiesel. We devoted most of our resources completing this plant through the end of 2007. The plant was completed and became operational during the first quarter of 2008. Through another subsidiary, Odin Petroil, S.A. (“Odin Petroil”), a Colombian corporation, we will operate a petroleum refinery primarily producing diesel fuel. This company completed construction of its refinery on a portion of the land owned by Odin Energy. This plant began operations in October 2007 and completed its first sales in November 2007. The plant operated at only approximately half its expected capacity during 2007 and January 2008. Full operational capacity will be achieved in February 2008 at which time the plant will be capable of producing 30,000 barrels per month. We are also exploring diversifying our business activities in a synergistic manner by developing the business plan of Great Voyages Co., Ltd. that intends to develop a cargo shipping business. The first part of the business will be to charter ships for the shipment of oil and related petroleum products within the Caribbean regions. The second part of the business will be the purchase of small oil tankers to engage in the trade of oil through the free trade zone of Panama and primarily focus on shipping oil from South American countries through this free trade zone. We also anticipate developing the business of purchasing and re-selling of oil from Trinidad & Tobago and Venezuela to Panama. This business will be undertaken by our subsidiary, Odin Petroleum Corporation, a New York corporation (“Odin Petroleum”). The oil will be purchased and sold through pre-arranged buyers and sellers. Odin will also undertake all sales of the products that are produced in our biodiesel plant. As of the date of this Report, our intention is to concentrate our efforts and resources into the operations of our biodiesel and petroleum refinery. If we are successful in this endeavor we will then address the development of the proposed businesses of Great Voyages and Odin Petroleum. See “PART I, ITEM 1, DESCRIPTION OF BUSINESS - RISK FACTORS.”

Following is a brief description of these endeavors:

Biodiesel Plant

On November 30, 2006, we closed on the acquisition of land located in Santa Marta, Magdaleno, Colombia, the site of our biodiesel plant. This land consists of an aggregate of 40,010 square meters (9.9 acres). We paid $452,903 ($1,041,675,000 pesos) to acquire this property. We paid cash for this acquisition.

On November 16, 2006, we executed an agreement with CM Bernardini S.R.L., Rome Italy (“Bernardini”), wherein Bernardini agreed to build our biodiesel and refining plant for a total price of two million sixty three thousand five hundred (€2,063,500) Euro. The plant has a production capacity of 120,000 liters (31,704 gallons) per day.

The plant and palm oil deacification plant were constructed at Bernardini’s location in Italy and sent via ship to our Colombian location. The agreement provides for Bernardini to provide training on the operation and operability of the plants to our employees, as well as to perform technical trials to insure that all aspects of the plants are performing properly. The agreement contains certain guarantees provided by Bernardini, including a mechanical guarantee, guaranteeing the equipment for the anticipated use against design and execution defects for a period of 12 months from the date we commence start up operations, but in no event longer than 18 months from the date of last shipment. In addition, the agreement guarantees a production capacity of 120 thousand liters per day of biodiesel, with Bernardini to replace any and all inoperable parts or manufacturing defects at no cost to us for a period of 12 months following the plants startup date.

Bernardini is a thirty year old internationally recognized builder of plants and technologies. During 2005 and 2006 it undertook and completed 19 different projects on behalf of its clients in 10 different countries, including three biodiesel plants in Colombia, each utilizing palm oil as its principal feedstock. Of these 19 plants, eight utilize palm oil as their feedstock. It had 48 additional contracts in place to build plants for clients through the end of 2007, including 17 biodiesel plants throughout the world, including five biodiesel plants in Colombia.

The agreement with Bernardini provides for all necessary equipment for oil pre-treatment and processing. In addition, we also needed to construct storage tanks for both the raw and completed materials. In November 2006, we entered into a contract with a local contractor to provide these tanks. This agreement provided for delivery of a total of nine iron storage tanks, including six 560 ton capacity tanks, two 87 ton capacity tanks and one 450 ton capacity tank, for a total turnkey purchase price of $137,476, including manufacturing, assembly and installation. We were responsible for providing the raw materials that cost approximately $222,945. The tanks were completed in their entirety on November 15, 2007.. We are hoping to construct additional tanks at the port zone for storage and shipping purposes. We are currently in discussions with the port zone and they have provided us a plan to construct a storage area exclusive for fuel storage. We have sent a letter requesting inclusion in the project and we are expecting to receive information from the Port Society as to the location and the other necessary construction issues that will be made for piping and pumping purposes. We plan to construct two 1,000 ton tanks for biodiesel fuel and one 600 ton tank for methanol. Construction of the tanks will take several months and will be contingent on our obtaining proper approvals from the Port. If we receive this approval we plan to construct three identical tanks in 2009 and another three identical tanks in 2010. We have not received an estimate on the cost for these nine tanks, but we believe the cost will be approximately $500,000. Additional pipeline and pumping costs cannot be estimated at this time as we are in the process of negotiating the location of the tanks and the route where the pipeline will need to be located. If we have to place the tanks across the street we will need to trench under the street and drill under the port authority building, which could cost a significant amount of money.

On November 30, 2006, we closed on the acquisition of land located in Santa Marta, Magdaleno, Colombia, the site of our proposed biodiesel plant. This land consists of an aggregate of 40,010 square meters (9.9 acres). We paid $452,903 ($1,041,675,000 pesos) to acquire this property. We paid cash for this acquisition.

Our plant became operational in the fourth calendar quarter of 2007, with net cash inflows commencing within thirty days after opening. The cost to build our biodiesel plant was $7,267,424. These costs included the cost of the land, including all ancillary costs, which was

$489,603. The largest portion of the cost was the biodiesel plant and its respective shipping and installation components, which was $3,035,273. Building costs in Colombia were $2,068,002. The storage tanks cost $674,650. All other costs including the laboratory, fire systems, and other infrastructure were $999,896. Costs were paid from the funds derived from our December 2006 private offering. We also received additional funding of $2 million in September 2007 from JASB to cover the remaining plant costs. This loan, along with other loans made to us from affiliated companies, was subsequently converted into shares of our Common Stock. See “Part II, Item 6, Management’s Discussion, Liquidity and Capital Resources,” below.

As of December 31, 2007, we had spent a total of $6,972,178 constructing our plant. Based upon advice of technicians that we have consulted with, our plant will be capable of expansion to approximately 360,000 liters a day within three years of operation with the addition of new processing equipment. We intend to expand to the 360,000 liters with the acquisition of additional equipment in 2008, utilizing proceeds derived from operations to cover the cost of this new equipment. This equipment includes the biodiesel plant and all related equipment necessary for processing the additional fuel production. The anticipated cost for this expansion will be approximately $4.8 million and is expected to take approximately eight months to complete from inception. We have estimated that it will take approximately three years to reach full production capacity of 360,000 liters (96,000 gallons) daily. Once full capacity is reached, our plant is expected to produce 108,000 tons (28.8 million gallons) annually. There can be no assurances that we will generate sufficient profits from our initial production, or if we do generate profits, that we will have sufficient capital available to undertake this expansion.

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

Feedstock Supply

In order to operate a successful biodiesel plant the most crucial element is the selection of viable feedstock. Feedstock is a product used as the basis for the manufacture of another product. In the case of biodiesel, the feedstock is usually agriculture-based products, such as rapeseed, soybean oils, mustard, palm oil, hemp, jatropha, and even algae. Additional sources include waste vegetable oil (used cooking oil), animal fats, and even sewage. While the sources are vast and a few have great promise for the future, the primary sources at present are rapeseed, soybean oils, palm oil, and jatropha.

In selecting our feedstock crop, yields were given a primary consideration in the decision process. Deforestation, environmental concerns, competition with food sources, and animal conservation are among the many concerns that the agriculture industry has faced in providing a supply line for the biodiesel industry. A careful balance of all of these interests must be met in order to maintain a viable and renewable source of supplies in the future. The following chart is a summary of the primary feedstock’s and their respective yields.

Feedstock Yields

Feedstock	US Gallons/acre	Liters/hectare
Soybean	40	375
Rapeseed	110	1,000
Mustard	140	1,300
Jatropha	175	1,590
Palm Oil	650	5,800
Algae	10,000	95,000

Source: en.wikipedia.org/wiki/Biodiesel

We also took into consideration the economics of each alternative. The following chart represents the historical prices of each respective feedstock:

Annual Average Feedstock Costs per Ton

Feedstock	2001	2002	2003	2004	2005	2006
Palm Oil	285.67	390.25	443.25	471.33	422.08	461
Soya Oil	354	454.25	553.92	616	544.92	581.1
Sun Oil	484.25	594.25	593.33	684.08	677.33	644.4
Rapeseed Oil	401.67	485.17	599.58	685.67	669.42	785.3

Source: Oil World

Palm Oil - Costs per Ton

Month	2001	2002	2003	2004	2005	2006
January	254	338	458	496	402	424
February	240	330	452	535	403	445
March	254	338	426	550	435	440
April	251	349	412	538	429	439
May	234	371	417	513	417	440
June	255	411	430	440	419	437
July	330	406	411	426	417	471
August	362	425	395	432	407	510
September	310	400	420	439	421	497
October	277	408	485	431	442	507
November	323	442	503	433	449
December	338	465	510	423	429
Average	286	390	443	471	422	461

Source: Oil World

Since feedstock is mostly agriculture in nature, careful consideration has to be given to the location of the factory in relation to the feedstock. Additionally, consistent output must be maintained and alternative feedstock must be available. The failure of many biodiesel factories occurs not due to lack of a consumer base or production capacity, but rather because they simply cannot procure adequate feedstock. In considering palm oil, we searched for the top producing countries that could provide a consistent and reliable supply of palm oil. The following is the output of palm oil for the top producing countries listed by country and year:

Because we wanted to focus on the America’s as a primary target market, we felt that special consideration should be made to locations within the region that had ample and consistent crop production of palm oil. As a result, we selected Colombia as the best location for our factory. It provided the advantage of local palm oil production, while also providing us with access to a shipping port and close proximity to the U.S. and other major markets.

In addition to palm oil we will also need to secure a significant supply of Methanol, which accounts for approximately 9.6% of the raw materials. There are three basic routes to ester production from oils and fats:

-	Base catalyzed transferication of the oil with alcohol;

-	direct acid catalyzed esterifiication of the oil with methanol; and

-	conversion of the oil to fatty acids, and then Alkyl esters with acid catalysis.

The majority of producers currently use a base catalyzed reaction for economic reasons. We also use this process.

The production starts with the procurement of raw materials, which are stored onsite in storage tanks. The material is then pumped into the refining unit. The refining unit was designed and built by Bernardini.

Marketing

We believe that there are several market segments we can pursue in our biodiesel operations, including:

-	Electrical Generation
-	Farming
-	Fleets
-	General Interest
-	Heating Oil
-	Marine
-	Mining
-	Passenger Vehicles
-	Premium Diesel
-	School Buses
-	Transit

Colombia has recently passed legislation requiring a 5:95 ratio of biodiesel to petroleum diesel mixture that was implemented January 1, 2008. As a result, we believe that there is an opportunity for us to sell a portion or perhaps all of our expected production within Colombia. The Colombian government has expressed an interest in acquiring part of our anticipated supply. We will continue to pursue this as a primary target. In addition to the Colombian government, we believe that there are private concerns in Colombia that will be interested in purchasing our biodiesel. We also believe that there is an opportunity to sell our biodiesel is in the US despite the additional cost of shipping. Because our costs are expected to be significantly lower than related costs for a US biodiesel plant to produce biodiesel, we believe we can be cost competitive with US producers and still generate profits from operations.

On November 26, 2006, Colombia and the US signed a Free Trade Agreement. One of the products that are included in the agreement is biodiesel, making the US an excellent market opportunity considering its proximity to Colombia. Biodiesel is currently the principal renewable fuel for diesel engines in commercial production in the US.

If we attempt to sell our biodiesel in the US, we intend to utilize brokers located throughout the United States. These brokers are limited in numbers. Therefore, we also intend to devote our marketing focus on direct contact (directed telemarketing) and trade and sector publication advertising. Additionally, we will pursue entry into trade shows and take advantage of other large industry gatherings to gain exposure to potential customers. We are seeking accreditations for our product to ensure industry acceptance and by locating in more economically viable jurisdictions we believe we will have a price competitive ability over other U.S. producers despite increased cost of shipping. Due to the commodity nature of the business, ultimately we believe our ability to out price our competitors will be our best marketing tool.

Our biodiesel business will service the following accounts:

1.	Biodiesel brokers in the U.S.
2.	Biodiesel brokers in Central and South America
3.	Oil refineries looking to lend biodiesel with petroleum diesel
4.	Large fleets using biodiesel, such as government, business and agriculture
5.	Conventional diesel resellers

We have observed the distributor concentration has a primary correlation to plant locations and current plant construction. The largest coastal gap between production and distributors at this point is Florida, parts of the Gulf Coast, and portions of the East Cost. Due to the proximity of Colombia to these locations, we feel this may represent the greatest opportunity for entry into the U.S. market. Our initial focus is on Florida ports, particularly in the lower portion of Florida as well as on the Gulf and Southern East Coast of the U.S. We feel there are also unique opportunities on the West Coast with California taking a pivotal lead in its approach to alternative fuels. However, costs for shipping through the Panama Canal and traveling this distance will be substantially higher than that of the Gulf Coast States. Prices from the refinery depend on the final destination of the product. Using this criteria, if we are marketing our biodiesel in the Western US, we must consider the cost of shipping and handling and offer an attractive price that come to balance those extra expenses. In order for us to do so, we also must consider that the transaction and the quantities must be attractive to us as well. We intend to consider these factors in determining our objective market.

Our petroleum products will be marketed first to the local market as a primary target. In particular we will focus our efforts on marketing to the Santa Marta Port and the ships that operate from this port. Due to the extent of diesel fuel consumed by cargo ships and our proximity to the port, this will be an ideal target. We are currently in negotiations with several key consumers at the port to provide ongoing deliveries on a regularly scheduled basis.

In the event sales cannot be done locally, we have the trucking capacity to deliver to other locations within Colombia and with Great Voyages at our disposal we will be able to ship to international markets as well.

Shipping and Delivery

If we are unable to sell all of our biodiesel in Colombia and are required to ship our biodiesel product overseas, dispatch will be done at the Santa Marta Port. This port offers the following advantages:

-	There are seven docks available

-	Tugs assistance

-	Proximity with our biodiesel plant

-	Pilot Assistance

The biodiesel commercialization will be done as a bulk cargo and will be placed at the principal United States entrance ports. In case that customer needs additional transportation to a final destination, each customer will be responsible of contracting a transport company that offer the inland service transportation.

We have estimated that we will produce approximately 3,000 tons of biodiesel monthly. If we determine that our most favorable marketing opportunities are in the US, it will be necessary for us to use two tanker ships in order to cover the United States ports as follow:

-	This ship will cover the East Coast of the U.S. calling on the following ports: New York, Philadelphia, Baltimore, Norfolk, Charleston, Savannah and Miami.

-	This ship will cover the West Coast (Los Angeles, San Francisco), as well as the Gulf Coast, including Houston and New Orleans. For this service the tanker ship will use the Panama Canal.

We expect that our biodiesel plant will make two dispatches monthly (every fifteen days). Each tanker ship should have a capacity of at least 2,000 tons in order to cover our anticipated monthly production. The estimated transit time that a tanker ship needs in order to cover the two mentioned routes is approximately 40 to 42 days, depending on discharge operations and port availability. By utilizing two tanker ships in order to cover the proposed routes, we will avoid demurrage in plant or over production.

Petroleum Refinery

The land we purchased for our biodiesel plant is larger than we needed for our intended purposes. Of the approximately 9.9 acres acquired, we will be utilizing less than half for our plant. As a result, JASB of New York Corp. (“JASB”), one of our principal shareholders and a company owned by our CEO and President, constructed a petroleum refinery adjacent to the biodiesel plant. JASB undertook this endeavor as a result of our limited financial abilities. The plant was constructed by Odin Petroil, S.A., a Colombian corporation (“Odin Petroil”), a 94.5% owned subsidiary of JASB. From April 2007 through December 10, 2007, we leased this property to JASB at a rate of approximately $4,550 per month (10,000,000 pesos), which is consistent with applicable lease rates in Santa Marta, Colombia. Commercial lease fees in Colombia are based by law in an amount equal to 1% of the appraised value of the relevant land.

On December 10, 2007 in a transaction classified in our financial statements included herein as a common control acquisition, we acquired JASB’s entire ownership interest in Odin Petroil, in exchange for 7,814,772 shares of our “restricted” Common Stock. The consideration for the acquisition of Odin was determined based upon an independent valuation of Odin. Pursuant to common control acquisition accounting, our operations and Odin Petroil have been combined from the date of inception of Odin Petroil (March 6, 2007). See “PART I, ITEM 7, FINANCIAL STATEMENTS.” We originally planned to acquire Odin in exchange for cash, but subsequently elected to issue equity rather than pay cash in order to conserve our capital

Odin Petroil was formed in March 2007 and since its inception it developed an oil refinery in Colombia, South America that is located on property that we owned prior to this acquisition. We had been leasing to Odin Petroil a portion of the land where our biodiesel plant is situated. The site is approximately 20,000 square feet. As of the date of this Report, the refinery is currently operational. Odin Petroil constructed this oil refinery and concluded construction operations on August 27, 2007. On October 1, 2007 the refinery completed all of its testing, staff training, and began its refining operations. During October 2007, Odin Petroil engaged in production activities, but did not begin generating revenues until November 2007. During November 2007 through December 10, 2007, the pre-acquisition period, Odin Petroil generated gross revenues of $133,398 from the refinery’s operations. From December 10, 2007 through December 31, 2007, the post-acquisition period, Odin Petroil generated gross revenues of $947,269. During this period the refinery operated at approximately 50% of its production capacity. Through automation of the plants refining ability the plant became capable of producing 100% of its capacity in February 2008.

The refinery, when completed in its entirety, will be capable of producing 1,200,000 BBI (50.4 million gallons). In order to minimize front-end expenses, equipment for only thirty percent of this production has been purchased and installed, with the remaining equipment to be purchased within the next 12 months. As a result, the initial refinery production capacity is 360,000 BBI (15.1M gallons).

We believe this refinery will provide diversification of our operations and provide an opportunity to produce blended biodiesel of varying levels. By having the facilities to produce this fuel blend we believe we will be in a better position to further capitalize on diesel sales in the Colombian market place.

JASB paid the entire construction costs for the refinery. The total cost of developing the refinery (excluding the land) paid by JASB was as follows:

Refinery Plant Construction Expense	$1,437,360
Equipment	1,395,703
Storage Tanks	905,343
Other Incidental Equipment	1,879,130
TOTAL INVESTMENT	$5,617,536

As a result of this acquisition, in addition to having the capacity to produce two distinct types of fuels we also can produce blended fuels. Colombia recently passed legislation requiring petroleum diesel fuel to be blended with biodiesel fuel on a 95:5 basis. The United States and other countries are increasingly working toward a mixture of 80:20 due to environmental benefits. Having the internal capacity to blend fuels is expected to give us a significant competitive advantage by eliminating the “middle-man.” Specifically, we will now have the ability to blend our own fuel, thus eliminating having the oil refineries perform this task and add a mark-up to their price for the blended fuel. There are no assurances that the ability to blend fuels will result in any competitive advantages.

We intend to acquire and assemble an Automatic Atmospheric Refining Plant which provides for fractionated distillation, designed to meet operational needs and comply with all environmental regulations, including both Colombian and International standards related to refining, storage, transportation, products certification, spills prevention measures, firefighting system measures and standards and effluents controls. We also intend to install monitoring systems at this plant to allow managers and officers to observe activity and an automated system to measures the weight of each cargo. Also, a laboratory will be built on this site that will have state-of-the-art equipment to guarantee quality control.

Oil Resale Business

Effective July 5, 2007, Odin Petroleum entered into its initial 12 month contract to transport oil with Petroleos Panamerican. The relevant agreement provides for the transportation of 300,000 gallons of oil monthly from Pointe-a-Pierre in Trinidad & Tobago, to Cristobal, Panama. The shipments for both July and August have now been completed and will continue on a monthly basis through June 2008. The oil is loaded monthly onto a tanker and the delivery is completed within an expected 21 days. The July delivery had a total sales price of $609,000, based upon the average of three consecutive days of one week prior to the bill of lading, determined in accordance with Platt’s US Gulf Coast Waterborne mean quotation for No. 2 oil. Our costs included $504,000 for the oil, plus an additional $36,000 in transportation costs and $9,000 for the purchase fund fee. The net profit from the July through December shipments was $60,000 for each month and has already been received. Payment is effected by electronic wire transfer, payable seven days in advance upon presentation of the commercial invoice, the transfer of the oil, issuance of a Certificate of Quality and Quantity by SGC Lab and delivery of a Certificate of Origin. Terms of delivery are F.O.B. Pointe-a-Pierre. While prices will fluctuate, Odin Petroleum’s profit will be unaffected as we receive a fixed fee of $.20 per gallon. As a result Odin Petroleum will continue receiving $60,000 per month until June 2008.

Odin Petroleum is also acting as a sales agent for both Odin Energy and Odin Petroil. As a result, Odin Petroleum will receive 2.5% of all sales made by these two entities in exchange for providing marketing and fund settlement. As of December 31, 2007, Odin Petroleum had collected revenues of $35,596. From January 1, 2008 through the date of this Report, Odin Petroleum generated an aggregate of $49,329 in revenues from sales commissions related to Odin Energy and Odin Petroil. Odin Petroleum is currently focused principal on generating sales to cover the entire production of both plants. In addition we are continuing to seek out opportunities to develop additional trade routes and expand its transportation business.

Shipping Business

We intend to seek out suitable ships to purchase for our proposed oil and fuel products shipping business. In the interim, we intend to charter suitable ships to conduct our proposed oil reselling business. Through December 31, 2007, Great Voyages only generated revenues from the Petroleos Panamerican deal discussed above. Great Voyages, in which we own a 45% interest, will receive 10% of the transportation costs which will generate a profit of approximately $3,600 monthly. Our portion will be approximately $1,620.

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

Great Voyages has reached an agreement to charter a cargo vessel with Serport, S.A., a commercial partnership domiciled in Colombia. The lease took effect in February 2008 and provides for a monthly lease payment of 63,000,000 Colombia Pesos (approximately US$30,800). The lease will last for a term of 24 months. Great Voyages will use the vessel to transport fuel produced by Odin Energy and Odin Petroil as well as to provide shipping for arranged oil-resells by Odin Petroleum. We expect to take possession of this ship in April 2008 pending approval by the port authority of Santa Marta and begin shipments shortly thereafter.

PRIVATE OFFERINGS

In December 2006, we commenced a private offering of our Common Stock, whereby we sold an aggregate of 346,190 shares of our Common Stock to 307 investors, none of whom are residents of the United States, at a price of $10.00 per share, for aggregate proceeds of $3,461,900. This offering was conducted by our officers and directors and we did not employ any investment banking firm or other entity to assist us in this offering. Each investor in this offering had a prior business or personal relationship with a member of our management. Following the closing of this private offering, in March 2007, we engaged in a forward split of our Common Stock whereby we issued ten (10) shares of our Common Stock for every one (1) share then issued and outstanding.

On June 7, 2007, we filed a registration statement on Form SB-2 with the US Securities and Exchange Commission, wherein we registered 3,573,800 shares of our issued and outstanding Common Shares, including those shares issued in the aforesaid private offering. This registration statement became effective October 5, 2007. On July 26, 2007 we filed a short form registration statement on Form 8-A with the SEC pursuant to the Securities Exchange Act of 1934, as amended. As a result, we are now a full reporting company pursuant to the Securities Exchange Act of 1934, as amended.

In December 2007, we commenced another private offering of our Common Stock. On February 12, 2008, we closed this private offering. We received gross proceeds of $6,200,000 ($5,727,000 net) from the sale of 3,100,000 shares ($2.00 per share). The Shares were sold to a total of 47 investors, none of whom are residents of the United States. We relied upon the exemption from registration afforded by Regulation S, promulgated under the Securities Act of 1933, as amended, to issue the Shares. Each investor in this offering had a prior business or personal relationship with a member of our management. We utilized the proceeds derived from this offering for completing our petroleum and diesel plants and funding startup costs for these plants.

INDUSTRY OVERVIEW

In 2004, total on road diesel fuel consumption amounted to 37.1 billion gallons or 2.4 million barrels per day. At 75 million gallons per year, current domestic biodiesel production constitutes less than 0.2% of on road diesel demand. Including heating oil, off road and farm diesel sectors – potential markets representing an additional 12.4 billion gallons of distillate demand (in 2004) being targeted by biodiesel suppliers – then the fraction contributed by current domestic biodiesel production is even less. According to the US Department of Energy (DOE), the maximum biodiesel production from existing and potential future feedstocks will amount to no more than 0.203 MMBDOE by 2015 (www.engergy.gov ). Given that the DOE also is projecting a 30% growth in total highway diesel demand between 2004 and 2015, it is doubtful that domestic biodiesel production will displace more than about 7% of on road diesel consumption in the near to medium term.

At present the annual production capacity of the existing 105 U.S. plants is 864.4 million gallons and of the plants under expansion or construction the production will be 1.7 billion gallons per year for a total of 2.5644 million gallons. Actual production of these plants is substantially lower as most plants have not reached their production capacity.

Biodiesel properties are a direct function of the carbon chain length and proportion of saturated versus unsaturated fatty acids present in the fuel plus the presence of additives. As shown in the following figure, this varies depending upon feedstock. Biodiesel made from feedstock that contains highly saturated fatty acids (such as yellow grease, beef tallow, palm and coconut oil) tend to exhibit high cloud and pour points, high cetane number and better stability. Biodiesel made from feedstock with high polyunsaturated content (such as soy and sunflower), have low freezing points, lower cetane number and poor stability.

Fatty Acid Content of Selected Biodiesel Feedstocks

For petroleum-based diesel our market remains almost identical. The exception is that petroleum diesel is commonly accepted and there are no market barriers based on feedstock. We believe the primary target for petroleum diesel will be within the Colombian market.

GOVERNMENT REGULATIONS

Our business operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations relating to the protection of the environment. These laws, the underlying regulatory requirements and the enforcement thereof, some of which are described below, impact, or may impact, our business operations by imposing:

-	Restrictions on our business operations and/or the need to install enhanced or additional controls;

-	The need to obtain and comply with permits and authorizations;

-

Liability for exceeding applicable permit limits or legal requirements in certain cases for the remediation of contaminated soil and groundwater at our facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and

-	Specifications for the biodiesel we market and produce.

In addition, some of the governmental regulations to which we are subject are helpful to our biodiesel marketing business and proposed biodiesel production business. The biodiesel fuel industry is greatly dependent upon tax policies and environmental regulations that favor the use of biodiesel in motor fuel blends in North America. Some of the governmental regulations applicable to our biodiesel marketing business and proposed biodiesel production business are briefly described below.

Colombia requires us to have an Environmental Management Plan in place and an Environmental Impact Study to be completed. Both of these must be submitted to and approved by the District Administrative Environmental Department. We submitted them upon completion of our biodiesel plant and received final approval on October 7, 2007 by resolution No. 226.

EMPLOYEES

As of the date of this report we employ seventy-one persons, including two members of management one internal auditor and one in administration. We also have two independent contractors who are employed by an affiliated company. On average, each of these employees devotes a minimum of 40 hours per week to our business activities. As we complete automation of our facilities to obtain full production capacity we anticipate this number will increase by 20-30 personnel. None of our employees are members of a union. We consider our employee labor relations to be good.

Relevant to our combined refinery plants, staffing levels change periodically depending on the level of automation we are able to obtain, sales levels, and changes in operational needs. Additional employment will be needed upon any future plant expansion or the construction of future plants. Our present and future plant staffing is listed in the following chart.

We are continuing to develop our oil re-sell and shipping businesses. At this point the staffing is minimal and outsourced. We will eventually retain our own crews and sales force which will lead to increased company staffing. Management has not determined the level of staffing the will ultimately be needed for these endeavors.

COMPETITION

The biodiesel production industry is becoming increasingly competitive. We believe that our ability to successfully compete depends on many factors including but not limited to the economics of feedstock supply, proximity to major customers and extent of transportation infrastructure. Organizations that we deem our principal competition are currently producing biodiesel or are currently constructing biodiesel production capacity on a significant scale within our local target market of Colombia.

We believe our principal competition at this time will be Oleoflores S.A., which owns and operates a plant constructed and completed in 2007 and is currently operational. This company is currently operational and has indicated its production will be approximately 50,000 tons per year. This company does not possess the laboratory equipment to control their quality and has not completed the registration process at the Ministry of Energy and therefore does not sell certified biodiesel. The following is a list of companies we believe to be in the process of planning and developing biodiesel plants in Colombia:

Company Name	Announced Start Date	Expected Production

Biocastilla	December 2007	35,000 tons per year
BioD	January 2008	100,000 tons per year
Biocombustibles Sosenibles del Caribe S.A.	October 2008	100,000 tons per year

These plants are only in the planning phases or in the early construction phase. The limited loan availability and difficulty in raising private capital makes it difficult for companies to complete projects of this size and scope and as such has and will continue to limit the number of companies that successfully complete their plants. We cannot at this time determine which of these companies will be successful in completing their plants.

Our primary competition from our petroleum refinery is Telva, which is a company located in Barranquilla. It has a manual distillation tower and has a production capacity of 24,000 barrels per month. They mostly produce Ifo’s and fuel oil.

Our primary competition in the oil and fuel re-sell sector which competes with Odin Petroleum is Codis. It is a trading company that sells hydrocarbon derivatives to the marine sector.

There can be no assurances that we will be successful in our goal of becoming a competitive force in the industry.

TRADEMARKS-TRADENAMES

We currently do not have any registered trademarks or tradenames, although we expect this to change as we move towards the commercialization of our technology.

RISK FACTORS

An investment in our Common Stock is a risky investment. In addition to the other information contained in this report, prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

Risks Related to our Operations

We have incurred losses in the past. We did not begin generating revenues until late in our 2007 fiscal year when we completed our initial sale of oil. In addition, our biodiesel plant described herein did not become operational until the first quarter of 2008. Our audited financial statements for our fiscal year ended December 31, 2006 contained a “going concern” opinion from our independent accountant. However, no such opinion is included in our audited financial statements included herein. As of December 31, 2007, we had an accumulated deficit of $(2,599,515) and incurred a net loss of $113,100. For the year ended December 31, 2006, we incurred a net loss of $336,849. While we do not expect to continue to incur losses from operations now that our biodiesel plant is operational, there can be no assurances that this will occur. Until we begin generating profitable operations, we expect to rely on cash from our recent equity financings, as well as loans from affiliates if necessary, to fund all of the cash requirements of our business. There are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for biodiesel would significantly and adversely affect our sales and profitability.

We have spent a significant amount of our available capital on our biodiesel plant construction. We can make no assurances that this capital expenditure will successfully achieve desired results. If our biodiesel plant does not achieve desired results, our business and results of operation will be adversely impacted. Additionally we had firm contracts on all significant portions of the construction that contain provisions for workmanship and warranties. However, there can be no assurances that problems in this regard will not arise in the future.

Any operational disruption at our facilities could result in a reduction of our sales volume, and could cause us to incur substantial losses. If our operations at our facilities experience a significant interruption due to a major accident or damage by severe weather or other natural disasters, our ability to generate revenues could be adversely impacted. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not cover or be adequate to fully cover the potential operational hazards described above.

Our financial performance will be dependent on prices and availability for palm oil, biodiesel and other chemical inputs, which are subject to and determined by market forces outside our control. An increase in the prices for these input commodities will materially affect our ability to operate at a profit. Our results of operations and financial condition is significantly affected by the cost and supply of palm oil. Palm oil is currently our single largest expense. The price of palm oil is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions, the output and proximity of palm crush facilities, and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of palm oil is difficult to predict. Any event that tends to negatively affect the supply of palm oil, such as adverse weather or crop disease, could increase palm oil prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in sourcing palm oil on economical terms due to supply shortages. Such a shortage could require us to suspend operations until palm oil is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for palm oil at a facility could also increase if an additional biodiesel production facility is built in the same general vicinity. We are unaware of any other facility that is being planned in the vicinity of our plant.

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

There are competing interest for the supply of palm oil and other feedstock to produce biodiesel fuel. These competing interests include cooking products and usages of these products in producing other products. Additionally biodiesel plants are being rapidly constructed and expanded which will result in continued increases in demands. However, export of these products will continue to increase and other plants may be developed.

There can be no assurances that we will be able to establish a steady supply of feedstock. We have established relationships with five palm oil extractors to provide our feedstock of palm oil. While we are currently in negotiations with each of them on an ongoing basis to purchase palm oil at competitive prices, there can be no assurance that we will be able to reach an agreement with them in the future. We are working on a fixed long-term contract to maintain a steady supply, but for now we feel it is better to negotiate feedstock on a short term basis. We have received limited assurances from government officials of assistance in maintaining a steady supply of materials. Additionally, we hope in the future to develop our own supply chain that we hope will eventually include owning our own farms and pressing plants. However, we cannot provide any guarantees that we will be able to establish a steady supply of palm oil.

Because members of our management are also involved with other companies, there is a potential that conflicts of interest may arise in the future. JASB, one of our principal shareholders and co-owner of Great Voyages, one of our subsidiaries, is a company that is controlled by Mr. Saito, our Chief Executive Officer and a director. JASB has loaned us money from time to time in the past and may do so in the future. JASB also constructed the petroleum refinery on the same parcel of property and adjacent to the biodiesel plant being constructed by us that we recently acquired. We obtained an independent valuation to establish the terms of this acquisition. See “PART I, ITEM 1, DESCRIPTION OF BUSINESS.” JASB undertook this endeavor as a result of our limited financial abilities. Prior to acquiring this refinery we leased this property to JASB at a rate of approximately $4,550 per month (10,000,000 pesos), which is consistent with applicable lease rates in Santa Marta, Colombia. However, as a result of this relationship it is possible that conflicts of interest may arise in the future. If such conflicts do arise, Mr. Saito intends to resolve any such conflicts in the most favorable manner to us. However, there can be no assurances that unexpected situations will arise in the future that cannot be resolved in our favor.

Future concerns over deforestation and other environmental concerns may limit crop productions of palm trees and other feedstock. Environmental concerns worldwide are continuing to rise. Tracts of land cleared for the production of palm trees cause deforestation. A balance needs to be achieved between protecting forest and the production of palm trees and other sources of feedstock. This may limit the production of future farms and as such, create reductions in available feedstock supplies. We feel these risks have been partly reduced by our choice to locate in a palm oil rich country, which has no other producers and limited internal consumption. We intend to acquire rights to palm oil processors and potentially farms in the future to combat this risk. There can be no assurance that we will be able to acquire such rights or farms on economically favorable terms, or at all.

As of the date of this Report there are currently no ongoing efforts to limit additional plantations in Colombia. We will continue to monitor this and look for additional potential suppliers. Additionally, we will continue to explore alternative feedstock to ensure a steady supply.

Availability of charters and suitable ships for biodiesel and oil transportation may become limited or costs may be increased by higher fuel, crew, and maintenance costs. We are marketing our biodiesel fuel in Colombia and, if the economics are favorable, to other locations in North and South America. If we do sell our product outside of Colombia, we will need to arrange for transportation of our fuel. As of the date of this Report we intend to charter suitable ships for transport. There is a constant demand by competitors for charter ships. The cost for charters may become excessive in price if demand increases sharply. Additionally, higher prices for fueling, crewing, and maintaining charters may ultimately be passed on to us, thereby decreasing our profitability.

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

Management believes our location gives us a competitive advantage in that we have market opportunities not just in Colombia, but also throughout South America, Central America, and the United States. In the foreseeable future we believe we will be able to produce biodiesel at a substantially lower cost than U.S. producers, giving us a slightly greater buffer then the rest of our competitors, even with the cost of transportation. Many of our U.S. competitors have land locked facilities with no port access leaving only the prospect of utilizing ground fleets to deliver their biodiesel fuels. Ultimately this limits their market within a few hundred-mile radius, making it difficult for them to seek out secondary markets in which they might be able to obtain higher prices.

The biodiesel production and marketing industry is competitive. There are many competitors that have greater financial and other resources than we do and one or more of these competitors could use their greater resources to gain market share at our expense. According to the National Biodiesel Board, the biodiesel manufacturing industry is experiencing rapid growth in the United States. (www.nationalbiodieselboard.org ). New plant construction or decreases in demand for biodiesel may result in excess production capacity, which could have an impact upon our ability to operate profitably. Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel, which means that we may be unable to acquire the inputs needed or be unable to acquire the inputs at a profitable price. In addition, if the excess capacity occurs, we may be unable to market our products at profitable prices.

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

Changes in environmental regulations may be adopted in the future or violations of regulations could occur. If these events occur, we will experience an increasing in our costs and reduction of our anticipated profitability. We are subject to environmental regulations and will need to follow an Environmental Handling Plan that must be strictly followed. See “PART I, ITEM 1, DESCRIPTION OF BUSINESS – Government Regulations.” Changes in environmental laws and regulations could require us to invest or spend additional resources in order to comply with future environmental regulations. Violations of these laws and regulations could result in liabilities that affect our financial condition and the expense of compliance alone could be significant enough to reduce profits.

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

Holders of our Common Stock may suffer significant dilution in the future. In order to fully implement our business plan described in this Report, it is probable that we will require additional capital, either debt or equity, or both. As a result, it is possible that we may elect to raise additional equity capital by selling shares of our Common Stock or other securities in the future to raise the funds necessary to allow us to implement our business plan. If we do so, our current shareholders will suffer significant dilution.

Our success depends, to an extent, upon the continued services of Mamoru Saito and Takahito Sakagami, our Chief Executive Officer and President, respectively. We have made a significant effort to build a diverse management team with skills and industry experience sufficient to operate our Company on a day-to-day basis. Additionally, we have developed key relationships with suppliers and customers to ensure success in all aspects of our proposed operations. Despite these efforts, we continue to rely on the services of Messrs. Saito and Sakagami for strategic and operational management and the relationships they have built. Some of our competitor’s management has more experience than Messrs. Saito and Sakagami and our other members of management in the biodiesel industry. In addition, Mr. Saito devotes a minimum of approximately 40 hours per week to our business, provided that he is not required to address unexpected matters that arise in his other businesses, which happens from time to time. This may place us at a competitive disadvantage because we will greatly rely on these relationships in the conduct of our proposed operations and the execution of our business strategies. The loss of either of Messrs. Saito and Sakagami could also result in the loss of our favorable relationships with one or more of our suppliers and customers, as well as a loss of their business acumen. We have not entered into an employment agreement with either Mr. Saito or Mr. Sakagami. In addition, we do not maintain “key person” life insurance covering Messrs. Saito and Sakagami or any other executive officer. The loss of either Mr. Saito or Mr. Sakagami could also significantly delay or prevent the achievement of our business objectives.

We are currently experiencing a period of rapid growth that is imposing a significant burden on our current administrative and operational resources. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources by attracting, training, managing and retaining additional qualified personnel, including additional members of management, technicians and others. To successfully operate our new biodiesel plant we need to manage operations and production, as well as marketing and selling the end products generated by this facility. There can be no assurances that we will be able to do so. Our failure to successfully manage our growth will have a negative impact on our anticipated results of operations.

We have been unprofitable to date. Our biodiesel plant commenced limited operations during the first calendar quarter of 2008. Accordingly, there is no prior operating history by which to evaluate the likelihood of our success or our contribution to our overall profitability. There are no assurances that our new biodiesel plant will be successful in contributing positively to our profitability.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including this Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.

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

Risks Related to our Common Stock

There is a limited trading market for our securities and there can be no assurance that such a market will develop in the future. We have recently been approved for listing our Common Stock for trading on the OTC Electronic Bulletin Board operated by the Financial Industry Regulatory Authority (“FINRA”), f/k/a the National Association of Securities Dealers, Inc. As of the date of this Report, trading in our Common Stock is limited. There is no assurance that a market will develop in the future or, if developed, that it will continue.

We intend to cause an application to be filed on our behalf to list our Common Stock for trading on NASDAQ or other national exchange. The OTC Electronic Bulletin Board is not considered a national exchange. The process of obtaining a listing for our Common Stock on a national exchange involves a market maker submitting an application with FINRA. FINRA then reviews the application and issues comments, or questions, concerning our Company and the class of stock (common stock) for which a listing has been requested. There is no assurance that our application for listing on a national exchange will be approved, or if so approved that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB or a national exchange, which will make it more difficult for you to sell your securities. The OTCBB and a national exchange each limit quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission (the “SEC”). Because issuers whose securities are qualified for quotation on the OTCBB or any other national exchange are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting.

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

Our stock may be considered a “penny stock” if it trades below $5.00 per share. This can adversely affect its liquidity. As of the date of this Report, our Common Stock trades in excess of $5.00 per share, but there can be no assurance that this price will be maintained in the future. If the trading price of our Common Stock falls below $5.00 per share, trading in our Common Stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

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

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate. Sales of substantial amounts of Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock.

The market price of our Common Stock may fluctuate significantly in the future. The market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

-	the volume and timing of the receipt of orders for biodiesel from major customers;

-	competitive pricing pressures;

-	our ability to produce, sell and deliver biodiesel on a cost-effective and timely basis;

-	our inability to obtain construction, acquisition, capital equipment and/or working capital financing;

-	the introduction and announcement of one or more new alternatives to biodiesel by our competitors;

-	changing conditions in the biodiesel and fuel markets;

-	changes in market valuations of similar companies;

-	stock market price and volume fluctuations generally;

-	regulatory developments;

-	fluctuations in our quarterly or annual operating results;

-	additions or departures of key personnel; and

-	future sales of our Common Stock or other securities.

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

Risks Related to our Company

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

Our management and principal shareholders have the ability to significantly influence or control matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions. Currently, Mr. Saito, our CEO and Chairman of our Board of Directors, owns approximately 66.6% of our outstanding Common Stock. As a result, Mr. Saito, acting alone, has the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

We cannot predict whether we will successfully effectuate our current business plan. Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 2. DESCRIPTION OF PROPERTY.

Our headquarters are located at 60 E. 42nd Street, Suite 1225, New York, New York 10165, telephone (212) 557-0223. This space consists of approximately 543 square feet of executive office space and is subleased pursuant to a verbal agreement on a month-to-month basis from a company owned by Mr. Saito, our Chief Executive Officer, at a monthly rental rate of $2,267. We also pay for utilities on this space, which varies from month to month. We believe that this location will meet our requirements for the foreseeable future.

We also sublease an apartment on a month-to-month basis that is used by our employees, located at 240 East 47th Street, Apt.10E, New York, New York 10017. This property is leased pursuant to a verbal agreement with Tory Pines Resort Inc., an affiliated entity, at a monthly rent of $2,775.

We also lease an office at Carrera 1 a No. 22-58, Piso 4, Oficina 406, Santa Marta, Magdalena, Colombia, which consists of 91 square meters of executive office space. This space was occupied by Odin Energy as its principal place of business until our plant was completed. We pay a monthly lease payment of $805 (1,769,400 pesos). This lease expires September 4, 2008.

We also lease two furnished apartments in Colombia, including (i) Edificio Costa Brava – Sector Pozos, Calle 88, No. 142, Apt. No. 802B, consisting of 488 square meters for which we pay monthly rent of $2,250 ($5,000,000 pesos), plus monthly utilities/building expenses as incurred; and (ii) Edificio Las Torres de Colon, Apt 15B, Cra 1a No 20-104, consisting of 115 square meters, for which we pay a monthly rent of $765 ($1,700,000 pesos), plus $93.27 in utilities/building expenses These leases expire in January 5, 2008 and January 18, 2008, respectively.

We believe our leases are on terms competitive with similar locations in the respective areas. We have no other properties.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, nor are we aware of any pending legal proceeding. Management believes there is no litigation threatened in which we face potential loss or exposure or which will materially affect shareholders’ equity or our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October 2007, the holders of a majority of our issued and outstanding shares of Common Stock authorized the adoption of our 2007 Stock Option Plan, wherein we reserved an aggregate of 1,500,000 shares of our Common Stock for issuance thereunder.

No other matters were submitted to our shareholders during the three-month period ended December 31, 2007, or subsequent thereto.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There was no market for our securities as of December 31, 2007. In October 2007 we took certain steps to cause Spartan Securities, Inc., an NASD licensed market maker, to file an application with the NASD to list our Common Stock for trading on the OTC Bulletin Board (“OTCBB”). This application was approved effective in February 2008. As of the date of this report, our Common Stock traded at a bid price of $5.95, $10.40 asked.

We expect that we will take certain steps to cause a licensed market maker to file an application to list our Common Stock for trading on NASDAQ national market. There can be no assurances that our Common Stock will be approved for such listing. If we so decide, we will need to meet certain capital and operational requirements to qualify. If we do qualify, we expect that this listing will take approximately 8 to 10 months to complete. There are no assurances that our Common Stock will be approved for listing on this or any other stock exchange in the future. See “PART I, ITEM 1, DESCRIPTION OF BUSINESS - RISK FACTORS.”

In addition, we are examining the possibility of also listing our Common Stock for trading on the Tokyo Stock Exchange Mothers Division (Foreign Stocks). This is being considered due to our large base of existing Japanese shareholders and as a convenience for future trading for those shareholders. There are no assurances that our Common Stock will be approved for listing on this or any other stock exchange in the future. See “PART I, ITEM 1, DESCRIPTION OF BUSINESS - RISK FACTORS.”

(b) Holders. We had 391 holders of record of our Common Stock as of March 28, 2008, not including those persons who hold their shares in “street name.”

(c) Dividends. We did not pay any dividends on our Common Stock during the two years ended December 31, 2007. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation’s total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended December 31, 2008. See “PART II, ITEM 7, FINANCIAL STATEMENTS.”

FORWARD-LOOKING STATEMENTS

We have made some statements in this Report, including some under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” “DESCRIPTION OF BUSINESS – RISK FACTORS” and elsewhere, which constitute forward-looking statements. These statements may discuss our future expectations or contain projections of our results of operations or financial condition or expected benefits to us resulting from acquisitions or transactions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These factors include, among other things, those listed under “RISK FACTORS” and elsewhere in this Report. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW

We were incorporated under the laws of the State of Nevada on November 20, 2006. In March 2007, we merged with a predecessor company, Amiworld, Inc., a New York corporation (“Amiworld – NY”), for the purposes of affecting a reincorporation in the state of Nevada. We issued an aggregate of 372,000 shares of our Common Stock to the shareholders of Amiworld – NY in exchange for all of its issued and outstanding shares. We were the surviving entity in this merger. Following the closing of this merger, in March 2007, we engaged in a forward split of our Common Stock whereby we issued ten (10) shares of our Common Stock for every one (1) share then issued and outstanding. All references in this Report to our issued and outstanding Common Stock are provided on a post-forward split basis, unless otherwise indicated.

Our predecessor company, Amuru International Inc., was incorporated in the State of New York on October 30, 1998. On April 28, 1999, Amuru International Inc. amended its Certificate of Incorporation to change its name to Amiworld, Inc. (“Amiworld – NY”). On May 12, 1999, Amiworld – NY’s Common Stock was listed on the Bermuda Stock Exchange (BSX) under the symbol “AMI-BH.” Amiworld – NY was formed with a very narrow investment objective of acquiring resort properties in the eastern United States. While Amiworld – NY was seeking out appropriate resort properties, it also sought out alternative investments that could fulfill its investment objectives. Seeking diversity and desiring to get operations in place, Amiworld – NY made the decision to invest in non-resort investments. Unfortunately, these business ventures proved unsuccessful. See “PART I, ITEM 1. DESCRIPTION OF BUSINESS – HISTORY.”

As a result, by 2004, Amiworld – NY had exhausted its available capital and management recognized the company had lost its viability. Amiworld – NY fell into default on its obligations to the BSX and with New York State and became an inactive corporation. Amiworld – NY regained its active status with the BSX and worked on resolving its default status with New York. In September 2005, Amiworld – NY received $200,000 in a private offering and, in December 2005, it received another $200,000 in a private offering from its then principal shareholders. This private capital was used to settle its existing debts and provided sufficient capital to cover operational costs. Amiworld – NY hired additional staff to explore new business ventures and as a result found several new developing businesses in which to invest. In December 2005, Amiworld – NY changed its business plan to invest in a variety of new investments including, but not limited to, shipping, technology, financial, and retail.

During the first 10 months of 2006, Amiworld – NY finalized the development of its new business plan and in November 2006 commenced development of our biodiesel plant in Colombia, South America. On November 30, 2006, the relevant land where the plant will be located was acquired for the purchase price of $452,902 (US).

In December 2006, we also formed Odin Petroleum Corp., a New York corporation (“Odin Petroleum”) that will engage in the oil brokering business by purchasing and selling oil on the open market. We own 95% of this company, with the balance owned by JASB. Oil will be shipped by ships provided by Great Voyages Co., Ltd., a New York corporation (“Great Voyages”). In April 2007, we acquired a 45% interest in Great Voyages Co., Ltd., from JASB, a corporation owned by our CEO and President, for the purpose of acquiring ships to transport good, which in the beginning will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest.

We are currently a holding company that operates through four subsidiary companies, including Odin Energy Santa Marta Corporation S.A. (“Odin Energy”), a Colombian corporation that is currently engaged in the operation of a biodiesel fuel plant located in Santa Marta, Colombia. In November 2006 we acquired the land where the biodiesel plant is located. Thereafter, in November 2006, we began construction on our plant in Colombia, which, according to the USDA, is currently the world’s 5th largest producer of palm oil, what we consider to be the most reliable source of feedstock for biodiesel. We devoted most of our resources completing this plant through the end of 2007. The plant was completed and became operational during the first quarter of 2008. Through another subsidiary, Odin Petroil, S.A. (“Odin Petroil”), a Colombian corporation, we also operate a petroleum refinery primarily producing diesel fuel. This company completed construction of its refinery on a portion of the land owned by Odin Energy. This plant began operations in October 2007 and completed its first sales in November 2007. At December 31, 2007, the plant was operating at only approximately half its expected capacity. Full operational capacity was achieved in February 2008 and the plant is now capable of producing 30,000 barrels per month.

We are also exploring diversifying our business activities in a synergistic manner by developing the business plan of Great Voyages Co., Ltd. that intends to develop a cargo shipping business. The first part of the business will be to charter ships for the shipment of oil and related petroleum products within the Caribbean regions. The second part of the business will be the purchase of small oil tankers to engage in the trade of oil through the free trade zone of Panama and primarily focus on shipping oil from South American countries through this free trade zone. We have also been developing the business of purchasing and re-selling of oil from Trinidad & Tobago and Venezuela to Panama. This business is being undertaken by our subsidiary, Odin Petroleum Corporation, a New York corporation (“Odin Petroleum”). The oil is purchased and sold through pre-arranged buyers and sellers. Odin is also undertaking all sales of the products that are produced in our biodiesel plant.

As of the date of this Report, our intention is to concentrate our efforts and resources into the operations of our biodiesel and petroleum refineries. If we are successful in this endeavor we will then address the development of the proposed businesses of Great Voyages and Odin Petroleum. See “PART I, ITEM 1, DESCRIPTION OF BUSINESS - RISK FACTORS.”

RESULTS OF OPERATIONS

During our fiscal year ended December 31, 2007, we generated revenues of $1,822,182, including 1,462,182 from sale of diesel and biodiesel products and $360,000 from oil trading commissions. Cost of goods sold was $1,204,612. Our general and administrative expenses increased $423,393, from $360,097 during our fiscal year ended December 31, 2006, to

$783,490, primarily as a result of our commencement of operations. Our general and administrative expense rose in virtually all categories, including (i) increases of $128,231 in legal, accounting and professional fees, which increased as a result of costs incurred relating to our registration statement on Form SB-2 filed during our 2007 fiscal year, as well as related to our now being a reporting company under the Securities Exchange Act of 1934, as amended, (ii) wage expense increased by $39,469 due to commencement of our operations; (iii) depreciation increased by $114,471 due to the addition of plant depreciation, and (iv) advertising, marketing and public relations increased $21,060. We expect that our general and administrative expenses will continue to rise during our 2008 fiscal year as a result of our having a full year of operations.

As a result, we incurred a net loss of $113,100 during our fiscal year ended December 31, 2007 (approximately $.01 per share), compared to a net loss of $336,849 during our fiscal year ended December 31, 2006 (approximately $0.13 per share), when we had no revenues and were engaged in the development of our biodiesel plant. While no assurances can be provided, we expect that we will become profitable during our fiscal year ended December 31, 2008.

Because we did not generate revenues during our prior two fiscal years, following is our current plan of operation.

PLAN OF OPERATION

We are a holding company that is currently operating through three subsidiary companies, including Odin Energy Santa Marta Corporation S.A. (“Odin Energy”), a Colombian corporation that is currently engaged in the operation of a biodiesel fuel plant. In November 2006, we acquired the land where this plant is located. Thereafter, in November 2006, we began construction on our plant in Colombia, which, according to the USDA, is currently the world’s 5th largest producer of palm oil, what we consider to be the most reliable source of feedstock for biodiesel. We devoted most, if not all, of our resources to building and completing this plant over the past 12 months. This plant became operational during the first quarter of 2008. We are now exploring diversifying our business activities in a synergistic manner by developing the business plan of Great Voyages Co., Ltd. that intends to develop a cargo shipping business. The first part of the business will be the purchase of small oil tankers to engage in the trade of oil through the free trade zone of Panama and primarily focus on shipping oil from South American countries through this free trade zone. We also have commenced, on a limited scale, the business of purchasing and re-selling of oil from Trinidad & Tobago and Venezuela to Panama. This business is being undertaken by our subsidiary, Odin Petroleum Corporation, a New York corporation (“Odin Petroleum”). The oil is purchased and sold through pre-arranged buyers and sellers. Odin Petroleum will also undertake all sales of the products that are produced in our biodiesel plant.

Biodiesel Plant

On November 16, 2006, we executed an agreement with CM Bernardini S.R.L., Rome Italy (“Bernardini”), wherein Bernardini agreed to build our biodiesel and refining plant for a total price of two million sixty three thousand five hundred (€2,063,500) Euro (approximately $2.7 million US). The plant has a production capacity of 120,000 liters (31,704 gallons) per day.

The plant and palm oil deacification plant was constructed at Bernardini’s location in Italy and sent via ship to our Colombian location. We sent two of our representatives to Italy to supervise the assembly and installation of the metallic structure of the plant and make all necessary tests to verify that the engineering specifications and characteristics are consistent with the information we provided to Bernardini. We were responsible for the costs of shipping from Italy, which cost approximately $90,000. The agreement provided for Bernardini to provide training on the operation and operability of the plants to our employees, as well as to perform technical trials to insure that all aspects of the plants are performing properly. The agreement contained certain guarantees provided by Bernardini, including a mechanical guarantee, guaranteeing the equipment for the anticipated use against design and execution defects for a period of 12 months from the date we commenced start up operations (January 28, 2008), but in no event longer than 18 months from the date of last shipment (December 10, 2007). Subsequently, we agreed with Bernardini to allow them to purchase an insurance policy insuring the equipment, rather than the mechanical guarantee. This policy is in effect until August 30, 2008, with total coverage of €2,090,000. In addition, the agreement guarantees a production capacity of 120 thousand liters per day of biodiesel, with Bernardini to replace any and all inoperable parts or manufacturing defects at no cost to us for a period of 12 months following the plant’s startup date.

Bernardini is a thirty year old internationally recognized builder of plants and technologies. During 2005 and 2006 it undertook and completed 19 different projects on behalf of its clients in 10 different countries, including three biodiesel plants in Colombia, each utilizing palm oil as its principal feedstock. Of these 19 plants, eight utilize palm oil as their feedstock. It had 48 additional contracts in place to build plants for clients through the end of 2007, including 17 biodiesel plants throughout the world, including five biodiesel plants in Colombia.

The agreement with Bernardini provided for all necessary equipment for oil pre-treatment and processing. In addition, we also needed to construct storage tanks for both the raw and completed materials. In November 2006, we entered into a contract with a local contractor to provide these tanks. This agreement provided for delivery of a total of nine iron storage tanks, including six 560 ton capacity tanks, two 87 ton capacity tanks and one 450 ton capacity tank, for a total turnkey purchase price of $137,476, including manufacturing, assembly and installation. We were responsible for providing the raw materials that cost approximately $222,945. The tanks were completed in their entirety on November 15, 2007. We are hoping to construct additional tanks at the port zone for storage and shipping purposes. We are currently in discussions with the port zone and they have provided us a plan to construct a storage area exclusive for fuel storage. We have sent a letter requesting inclusion in the project and we are expecting to receive information from the Port Society as to the location and the other necessary construction issues that will be made for piping and pumping purposes. We plan to construct two 1,000 ton tanks for biodiesel fuel and one 600 ton tank for methanol. Construction of the tanks will take several months and will be contingent on our obtaining proper approvals from the Port. If we receive this approval we plan to construct three identical tanks in 2009 and another three identical tanks in 2010. We have not received an estimate on the cost for these nine tanks, but we believe the cost will be approximately $500,000. Additional pipeline and pumping costs cannot be estimated at this time as we are in the process of negotiating the location of the tanks and the route where the pipeline will need to be located. If we have to place the tanks across the street we will need to trench under the street and drill under the port authority building, which could cost a significant amount of money.

On November 30, 2006, we closed on the acquisition of land located in Santa Marta, Magdaleno, Colombia, the site of our biodiesel plant. This land consists of an aggregate of 40,010 square meters (9.9 acres). We paid $452,903 ($1,041,675,000 pesos) to acquire this property. We paid cash for this acquisition.

The plant was completed in the fourth calendar quarter of 2007, with net cash inflows commencing within thirty days after opening. The cost to build our biodiesel plant was $7,267,424. These costs included the cost of the land, including all ancillary costs, which was $489,603. The largest portion of the cost was the biodiesel plant and its respective shipping and installation components, which was $3,035,273. Building costs in Colombia were $2,068,002. The storage tanks cost $674,650. All other costs including the laboratory, fire systems, and other infrastructure were $999,896. Costs were paid from the funds derived from our December 2006 private offering. We also received additional funding of $2 million in September 2007 from JASB to cover the remaining plant costs. This loan, along with other loans made to us from affiliated companies, was subsequently converted into shares of our Common Stock. See “Liquidity and Capital Resources,” below.

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

We intend to develop additional plants in the future based on this model plant and located on sites meeting similar criteria. However, it is also anticipated other criteria will be used in the future to bring the biodiesel to major markets, such as North America and Europe. Since we will utilize a multi-feedstock system, we can use alternative feedstock depending on where we locate these prospective plants. If we are successful, our overall plan of expansion includes the development of one to three plants a year in the first three years and two to five plants a year thereafter so long as it is economically feasible to do so and demand continues to exceed supply. We can provide no assurances that we will be successful in meeting these objectives.

The land we purchased for our biodiesel plant is larger than we need for our intended purposes. Of the approximately 9.9 acres acquired, we utilize less than half for our plant. As a result, JASB of New York Corp. (“JASB”), one of our principal shareholders and a company owned by our CEO and President, constructed a petroleum refinery adjacent to the biodiesel plant. JASB undertook this endeavor as a result of our limited financial abilities. The refinery was constructed by Odin Petroil, S.A., a Colombian corporation (“Odin Petroil”), a 94.5% owned subsidiary of JASB. From April 2007 through December 10, 2007, we leased this property to JASB at a rate of approximately $4,550 per month (10,000,000 pesos), which is consistent with applicable lease rates in Santa Marta, Colombia. Commercial lease fees in Colombia are based by law in an amount equal to 1% of the appraised value of the relevant land.

On December 10, 2007 in a transaction classified in our financial statements included herein as a common control acquisition, we acquired JASB’s entire ownership interest in Odin Petroil, in exchange for 7,814,772 shares of our “restricted” Common Stock. The consideration for the acquisition of Odin was determined based upon an independent valuation of Odin. Pursuant to common control acquisition accounting, our operations and Odin Petroil have been combined from the date of inception of Odin Petroil (March 6, 2007). See “PART I, ITEM 7, FINANCIAL STATEMENTS.” We originally planned to acquire Odin in exchange for cash, but subsequently elected to issue equity rather than pay cash in order to conserve our capital

Odin Petroil was formed in March 2007 and since its inception it developed an oil refinery in Colombia, South America that is located on property that we owned prior to this acquisition. We had been leasing to Odin Petroil a portion of the land where our biodiesel plant is situated. The site is approximately 20,000 square feet. As of the date of this Report, the refinery is currently operational. Odin Petroil constructed this oil refinery and concluded construction operations on August 27, 2007. On October 1, 2007 the refinery completed all of its testing, staff training, and began its refining operations. During October 2007, Odin Petroil engaged in production activities, but did not begin generating revenues until November 2007. During November 2007 through December 10, 2007, pre-acquisition period, Odin Petroil generated gross revenues of $133,398 from the refinery’s operations. From December 10, 2007 through December 31, 2007, post-acquisition period, Odin Petroil generated gross revenues of $953,303. During this period the plant operated at approximately 50% of its production capacity. Through automation of the plant’s refining ability the plant became capable of producing 100% of its capacity in February 2008.

The refinery, when completed in its entirety, will be capable of producing 1,200,000 BBI (50.4 million gallons). In order to minimize front-end expenses, equipment for only thirty percent of this production has been purchased and installed, with the remaining equipment to be purchased within the next 12 months. As a result, the initial refinery production capacity is 360,000 BBI (15.1M gallons).

We believe this refinery will provide diversification of our operations and provide an opportunity to produce blended biodiesel of varying levels. By having the facilities to produce this fuel blend we believe we will be in a better position to further capitalize on diesel sales in the Colombian market place.

JASB paid the entire construction costs for the refinery. The total cost of developing the refinery (excluding the land) paid by JASB was as follows:

Refinery Plant Construction Expense	$1,437,360
Equipment	1,395,703
Storage Tanks	905,343
Other Incidental Equipment	1,879,130
TOTAL INVESTMENT	$5,617,536

As a result of this acquisition, in addition to having the capacity to produce two distinct types of fuels, we also can produce blended fuels. Colombia recently passed legislation requiring petroleum diesel fuel to be blended with biodiesel fuel on a 95:5 basis. The United States and other countries are increasingly working toward a mixture of 80:20 due to environmental benefits. Having the internal capacity to blend fuels is expected to give us a significant competitive advantage by eliminating the “middle-man.” Specifically, we will now have the ability to blend our own fuel, thus eliminating having the oil refineries perform this task and add a mark-up to their price for the blended fuel. There are no assurances that the ability to blend fuels will result in any competitive advantages.

We intend to acquire and assemble an Automatic Atmospheric Refining Plant which provides for fractionated distillation, designed to meet operational needs and comply with all environmental regulations, including both Colombian and International standards related to refining, storage, transportation, products certification, spills prevention measures, firefighting system measures and standards and effluents controls. We also intend to install monitoring systems at this plant to allow managers and officers to observe activity and an automated system to measures the weight of each cargo. Also, a laboratory will be built on this site that will have state-of-the-art equipment to guarantee quality control.

We now intend to attempt to diversify our business operations. We intend to operate three active divisions designed to complement each other. All three divisions principally focus on the production, acquisition and resale, and shipping of fuel related products. These operations are divided in the following divisions.

-	Petroleum Diesel Production – We intend to enter into a partnership, joint venture or other business structure with JASB, as described below under “Petroleum Refinery.”

-

Oil Resell Business – We intend to purchase oil throughout South America and re-sell the oil in Central America and the Caribbean. In July 2007, we successfully completed our initial endeavor in this regard and we are generating a monthly gross profit of $60,000 from these operations. While no assurances can be provided, we will be attempting to develop other routes in the future.

-

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

For a description of these endeavors, see “PART I, ITEM 1, DESCRIPTION OF BUSINESS.”

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had $4,639,783 in cash.

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

Historically, we engaged in limited debt financing through affiliated companies. Such affiliated companies currently engage in offshore banking and other financial services giving them access to significant financial resources. While there is no relevant written agreement, we had an ongoing ability to borrow funds on an as-needed basis. These loans were temporary and carried no interest or repayment terms. JASB, an affiliated company and one of our principal shareholders, and other entities owned and controlled by Mr. Saito, our CEO and President, made similar loans to us in the past.

Effective October 29, 2007, we issued an aggregate of 3,156,428 shares of our Common Stock in exchange for forgiveness of outstanding loans in the aggregate amount of $3,156,428. The names of those entities receiving the shares and the amount of the loans that were converted are as follows:

Name	Date of Loan	Amount of Loan	No of Shares

JASB of New York Corporation	Various Pre-2007 Loans	$ 106,794.00	106,794
	September 5, 2007	$1,500,000.00	1,500,000
	September 28, 2007	$ 500,000.00	500,000
Total-JASB of New York Corporation		$2,106,794.00	2,106,794

EBOA, Ltd.	Various Pre-2006 Loans	$ 243,999.00	243,999
	October 4, 2006	$ 400,000.00	400,000
Total-EBOA, Ltd.		$ 643,999.00	643,999

BO Atlantic, Ltd.	Various Pre-2006 Loan	$ 5,635.00	5,635
	October 5, 2006	$ 400,000.00	400,000
Total-BO Atlantic, Ltd.		$ 405,635.00	405,635

TOTALS		$3,156,428.00	3,156,428

All of the parties included on the above table are related to us through common directors, shareholders or common control.

We relied upon the exemption from registration afforded by Section 4/2 under the Securities Act of 1933, as amended, to issue the shares.

We believe we will be able to obtain additional loans from these affiliated entities in the future should the need arise. Our Board of Directors, on a case-by-case basis, will make future decisions on indebtedness. Terms and conditions will be made in accordance with standard market practices. Repayment terms will need to coincide with our ability to generate ongoing profits and cash flows and consideration will need to be made to our liquidity and our ability to service our existing operations prior to the inception of new lending.

SUBSEQUENT EVENTS

On February 12, 2008, we closed a private offering of restricted shares of our Common Stock. We received gross proceeds of $6,200,000 ($5,727,000 net) from the sale of 3,100,000 shares ($2.00 per share). The shares were sold to a total of 47 investors, none of whom that are residents of the United States. We utilized the proceeds derived from this offering for completing our refineries and funding the initial operations.

We relied upon the exemption from registration afforded by Regulation S, promulgated under the Securities Act of 1933, as amended, to issue the Shares.

In March 2008, we commenced another private offering of our Common Stock whereby we intend to sell shares of our Common Stock at an offering price of $5.00 per share for aggregate subscriptions of up to $10,000,000. If we are successful in selling these securities, of which there can be no assurance, we intend to use the proceeds derived from this offering for the purpose of acquiring an inventory of petroleum crude and palm oil and the development of our oil resell business.

We believe that we have sufficient funds available from these fund raising efforts, as well as from our recently commenced operations, to allow us to be able to continue to develop our business plan over the next 12 months and in the foreseeable future. While no assurances can be provided, we believe that we will generate a profit from operations during our fiscal year ended December 31, 2008. We do not expect to raise additional equity in the future, except in the event we elect to do so in order to provide the financing for the expansion of our current refineries, acquisition of a supply chain, or for additional biodiesel plants described above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Leases – We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Foreign currency translation – Our functional currency is United States dollars and the functional currency of our subsidiaries is currently Colombia pesos. The operations of our subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

(i)        Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

(ii)       Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments are included as a separate component of stockholders’ equity (deficiency) as a component of comprehensive income or loss. The functional currency of our Colombian subsidiaries has been changed to the United States dollar once our production facilities in Colombia commenced producing operations, as debt, operating revenues and costs of our Colombia subsidiaries will primarily be denominated in United States dollars.

We and our subsidiaries translate foreign currency transactions into the Company’s functional currency at the exchange rate effective on the transaction date. Monetary items denominated in foreign currencies are translated into the functional currency at exchange rates in effect at the balance sheet date. Foreign exchange gains and losses are included in income.

Stock-based compensation – Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the employee service period (usually the vesting period). That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

Recent accounting pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS

No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for our consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS No. 159 effective January 1, 2008. We are currently assessing the impact of the adoption of SFAS No. 159.

In December 2007, the FASB issued a revised standard, SFAS 141R, “Business Combinations” on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

-	SFAS 141R requires that most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination be recorded at “full fair value”

-	Most acquisition-related costs would be recognized as expenses as incurred

-	Obligations for contingent consideration would be measured and recognized at fair value at the acquisition date

-

Liabilities associated with restructuring or exit activities are recognized only if they meet the recognition criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as of the acquisition date

-	An acquisition date gain is reflected for a “bargain purchase”

-	For step acquisitions, the acquirer re-measures its noncontrolling equity investment in the acquiree at fair value as of the date control is obtained and recognizes any gain or loss in income

-	A number of other significant changes from the previous standard including related to taxes and contingencies

The statement is effective for business combinations occurring in the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued a revised standard SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,” on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. This statement specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other item outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as a step acquisition or dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the change in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest. This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non-controlling interests on the equity attributable to the controlling interest. The statement is effective for periods beginning on or after December 15, 2008. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial statements or results of operations.

TRENDS

Our primary business over the next 12 months will be the operation of our biodiesel plant and oil refinery, which completed construction in the fourth quarter of 2007 in Santa Marta, Colombia. Both of our plants are fully operational and we are currently building our supply and customer bases.

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

The shipping business will be conducted through Great Voyages, a 45% owned subsidiary, and will be implemented in conjunction with the implementation of production of our biodiesel fuel plant and the possible corresponding need to ship our end product. See “PART I, ITEM 1, DESCRIPTION OF BUSINESS – BUSINESS – Biodiesel Marketing” and “Shipping and Delivery,” below. We have leased our first vessel and we are working on plans to purchase and lease additional vessels in the future.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2007.

ITEM 7. FINANCIAL STATEMENTS

AMIWORLD, INC.

TABLE OF CONTENTS

Page No.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flow	4
Consolidated Statements of Stockholders’ Equity	5
Footnotes to the Consolidated Financial Statements	6-12

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Amiworld, Inc.

New York, New York

I have audited the accompanying consolidated balance sheets of Amiworld, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amiworld, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado	s/Ronald R. Chadwick, P.C.
March 21, 2008	RONALD R. CHADWICK, P.C.

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31st
	2007	2006

ASSETS
Current Assets
Cash	$4,639,783	$1,454,648
Accounts Receivable	333,523	—
Prepaid Expenses & Advance Payments	1,435,521	254,436
Inventory	750,357	—
	7,159,184	1,709,084
Fixed Assets
Land & Buildings	12,592,401	700,007
Machinery & Vehicles	157,821	34,834
Equipment & Furniture	443,124	35,075
Less: Accumulated Depreciation	(131,647)	(9,530)
	13,061,699	760,386
Other Assets
Equipment deposits	—	823,200
Capitalized construction costs	—	79,818
Deposits	3,150	3,150
	3,150	906,168
TOTAL ASSETS	$20,224,033	$3,375,638

LIABILITIES & EQUITY
Current Liabilities
Accounts payable and accrued expense	$1,297,648	$12,397
Corporate taxes payable	2,157	2,157
Due to affiliated companies (net)	—	1,156,428
	1,299,805	1,170,982
Minority Interests	431,854	—
Equity
Common Shares, $.001 par value 175,000 Shares authorized; 20,958,110 (2007), 4,690,010 (2006) shares issued and outstanding	20,958	4,690
Additional paid in capital	21,034,977	4,687,383
Accumulated other comprehensive income	35,954	(1,002)
Accumulated deficit	(2,599,515)	(2,486,415)
	18,492,374	2,204,656
TOTAL LIABILITIES & EQUITY	$20,224,033	$3,375,638

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
	December 31st
	2007	2006
Revenue
Product Sales	$1,462,182	$—
Oil Trading Commission	360,000	—
	1,822,182
Cost of Goods Sold	1,204,612	—
Gross Profit	617,570	—

General and Administrative Expenses
Legal and professional	294,169	165,938
Rents	94,347	95,713
Wage expense	88,704	49,235
Hotel, travel, and entertainment	63,207	12,313
Depreciation	117,719	3,248
Advertising, marketing, and public relations	35,343	14,283
Listing, sponsor, and transfer agent fees	30,986	5,000
Telephone and utilities	14,089	719
Supplies and office expense	28,795	8,757
Corporate taxes and related	4,939	4,044
Miscellaneous	11,192	847
	783,490	360,097
Other Income and (Expense)
Interest Income	67,143	18,661
Miscellaneous Income	2,757	—
	69,900	18,661
Income (loss) before provision for income tax	(96,020)	(341,436)
Provision for income tax	—	—
Minority Interest net (Income) loss	(17,080)	4,587
Net Income (Loss)	$(113,100)	$(336,849)
Other Comprehensive Income (Loss) – Net of Tax
Foreign currency translation gains (losses)	36,956	(1,002)
Comprehensive Income (Loss)	$(76,144)	$(337,851)

Weighted average (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.13)
Weighted average number of
common shares outstanding	7,918,551	2,600,494

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31st
	2007	2006
CASH PROVIDED BY (USED FOR):
Operating Activities
Net (Loss)	$(113,100)	$(336,849)
Items not involving an outlay of funds:
Depreciation and amortization	117,719	3,291
Minority Interest in net income	(17,080)	(4,587)
	(12,461)	(338,145)
Change in non-cash operating balances
Accounts Receivable	(333,523)	—
Prepaid expenses & advance payments	(1,156,589)	(254,436)
Inventory	(750,357)	—
Accounts payable and accrued expense	1,284,313	8,416
Corporate taxes payable	—	(819)
Due to affiliated companies (net)	—	898,753
Net cash used for operating activities	(968,617)	313,769
Investing Activities
Purchase of fixed assets	(12,350,725)	(749,177)
Equipment deposits	836,797	(836,797)
Pre-operative spending	79,818	(79,818)
Net cash used for investing activities	(11,434,110)	(1,665,792)
Financing Activities
Contributions by minority ownership	413,795	—
Proceeds from borrowing	2,500,000
Issuance of common stock	12,662,434	2,471,000
Net cash provided from financing activities	15,576,229	2,471,000
Effect of exchange rate changes on cash	11,633	11,849
Increase (decrease) in cash	3,185,135	1,130,826
Cash, beginning of year	1,454,648	323,822
Cash, end of the period	$4,639,783	$1,454,648

Schedule of Non-Cash Investing and Financing Activities
Non Cash Compensation paid for common stock	$—	$1,000
Non Cash Acquisition of Great Voyages, Ltd.	$45,000	$—
Non Cash exchange of stock for payment of affiliated loans	$3,656,428	$—

Supplemental Disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares (1)	Amount	Paid In Capital	Accum. Deficit	Accum. Other Comprehensive Income/(Loss)	Stockholders’ Equity
Balance at December 31, 2005	2,220,000	$2,220	$2,217,780	$(2,149,566)	$—	$70,434

Cash Proceeds from issuance of stock	2,470,000	2,470	2,468,603	—	—	2,471,073

Compensatory stock issuances	10	—	1,000	—	—	1,000

Foreign currency Translation gain/(loss)	—	—	—	—	(1,002)	(1,002)

Net income (loss) for the period	—	—	—	(336,849)	—	(336,849)

Balance at December 31, 2006	4,690,010	$4,690	$4,687,383	$(2,486,415)	$(1,002)	$2,204,656

Cash Proceeds from issuance of stock	12,566,672	12,567	12,649,867	—	—	12,662,434

Stock Issued for debt retirement	3,656,428	3,656	3,652,772	—	—	3,656,428

Stock Issued for Great Voyages	45,000	45	44,955	—	—	45,000

Foreign currency translation gain (loss)	—	—	—	—	36,956	36,956

Net Income (loss) for the period	—	—	—	(113,100)	—	(113,100)

Balance at December 31, 2007	20,958,110	$20,958	$21,034,977	$(2,599,515)	$35,954	$18,492,374

(1) As restated for a 10 for 1 forward stock split on March 30, 2007.

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

(1)	Nature of organization

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

The primary objective of the Company has been revised and the Company has now placed emphasis on developing its energy and energy related businesses. The primary divisions of the Company are the operation of a bio-diesel factory in Colombia and a petroleum refinery in Colombia. Additional operations will include the acquisition of oil tankers and the brokerage of oil related products in South America, Central America, the Caribbean, and the United States. The Company continues to have other investment objectives, such as the pursuit of real estate, managed futures, technology and retail firms, and any other investments that offer short term gains that may be pursued in the future.

The Company in March 2007 also acquired a subsidiary, Odin Energy Santa Marta Corporation S.A., in a transaction accounted for as a common control acquisition. The results of operations of Amiworld, Inc.-New York have been consolidated with those of Amiworld, Inc.-Nevada from its inception November 17, 2006 forward and with those of Odin Energy Santa Marta Corporation S.A. from its inception September 11, 2006 forward. In addition, the Company consolidated the activities of its subsidiary, Odin Petroleum, Inc.

The Company in April 2007 also acquired a 45% interest in Great Voyages Co., Ltd., a New York corporation owned by JASB of New York Corp., a New York corporation owned by our CEO and President, for the purpose of acquiring ships to transport goods, which upon commencement of this business will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest. The 45% acquisition of Great Voyages is treated as an investment accounted for under the equity method. The Company has incurred losses in excess of its investment as of December 31, 2007 and as a result reports no investment balance.

Odin Petroil S.A. was incorporated in Colombia on March 6, 2007. On December 10, 2007, in an acquisition classified as a transaction between parties under common control, Amiworld, Inc. acquired 94.5% of the outstanding shares of Odin Petroil S.A. (7,814,772 shares of Amiworld, Inc. were issued for 7,843,500 shares of Odin Petroil S.A.), making Odin Petroil S.A. a majority owned subsidiary of Amiworld, Inc. The results of operations of Amiworld, Inc. and Odin Petroil S.A. have been consolidated from Odin Petroil S.A.’s inception March 6, 2007 forward.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

(2)	Significant accounting policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amiworld, Inc. and its majority owned subsidiaries Odin Energy Santa Marta Corporation S.A., Odin Petroil S.A. and Odin Petroleum, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue is recognized by the Company as earned under contract terms, in general upon shipment of ordered fuel products.

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

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

(2)	Significant accounting policies (continued)

(f)	Inventories

Inventories, consisting of petroleum based products, are stated at the lower of cost or market (average units of production method). Costs capitalized to inventory include the purchase price, transportation costs, processing costs, and any other expenditures incurred in bringing the goods to the point of sale. Costs of goods sold include those expenditures capitalized to inventory.

(g)	Fixed assets

Propertyand equipment acquired is stated at cost. Depreciation is calculated on the straight line method based on the useful life of the assets with lives of 15-20 years for buildings, 5 years for machinery and vehicles, and 5-10 years for equipment and furniture.

(h)	Financial instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

(i)	Construction costs

The Company capitalizes costs associated with the construction of its bio-diesel plant and petroleum refinery.

(j)	Foreign exchange

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

(k)	Net income (loss) per share

The net income (loss) per share is computed by dividing the net income ( loss ) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

(2)	Significant accounting policies (continued)

(l)	Comprehensive income (loss)

The Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 1230”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The foreign currency translation gains (losses) resulting from the translation of the financial statements of Odin Energy Santa Marta, Ltd. and Odin Petroil, Ltd., expressed in Columbian pesos, to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity.

(m)	Development Stage

The Company prior to 2007 was categorized as a development stage company. In 2007 the Company began earning revenues and no longer reports as a development stage company.

(3) Related party transactions and balances

Our headquarters are located at 60 E. 42nd Street, Suite 1225, New York, NY 10165, telephone (212) 557-0223. This space consists of approximately 543 square feet of executive office space and is subleased pursuant to a verbal agreement on a month-to-month basis from a company owned by Mr. Saito, our CEO at a monthly rental rate of $3,592. We also pay $1,710 per month for utilities on this space.

The Company had a lease agreement for office space with JASB of New York Corporation at 60 East 42nd Street, Lincoln Building, Suite 1132, New York, NY 10165 through October 2007 at a monthly base rent of $1,584.

We also sublease an apartment on a month-to-month basis that is used by our employees, located at 240 East 47th Street, Apt.10E, New York, NY 10017. This property is leased pursuant to a verbal agreement from Tory Pines Resort Inc., an affiliated entity, at a monthly rent of $2,925.

In December 2006, we formed Odin Petroleum Corp., a New York corporation, which will engage in the oil brokering business, by purchasing and selling oil on the open market, which will be shipped by ships provided by Great Voyages. We own 95% interest in this company. The remaining 5% interest in Odin Petroleum is owned by our management.

From time to time both we and our predecessor company, Amiworld-NY have borrowed funds from affiliated entities. Following is a table of balances owed by us, or to us, as of December 31, 2007 and 2006:

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

(3) Related party transactions and balances (continued)

The related party balances are comprised of the following:

2006
(Payable) - Amuru USA, Inc.	$(7,453)
(Payable) - Max Skyweb Corp.	(3,161)
(Payable) - EUBK Holdings	(13,000)
(Payable) - Great Voyages	(9,560)
(Payable) - Z International NY	(25,012)
(Payable) - EBOA Ltd.	(643,999)
(Payable) - BO Atlantic Ltd.	(405,635)
(Payable) - Atlantic Amuru Corp.	(8,205)
(Payable)/Receivable - JASB of New York Corporation	(40,403)
$(1,156,428)

In addition to these loans during 2007 JASB of New York Corporation advanced a total of $2,000,000. These loans were all settled by Amiworld issuing stock of $1 per share for a total of 3,156,428 shares on October 29, 2007. All parties are related to the Company through common directors, shareholders or common control.

On November 2, 2007 JASB of New York Corporation loaned $500,000 pursuant to a convertible note. On December 10, 2007 JASB of New York Corporation exercised its conversion option and retired its debt in exchange for 500,000 shares of Amiworld stock.

On February 1, 2007 the Company entered into a contract with JASB Corporation to act as its agent for oil trades. Under the terms of this contract the Company received total revenues of $360,000 during 2007.

During 2007 the Company acquired petroleum and palm products through C.I. JASB Corporation, a controlled company of Mr. Saito our CEO. During the year the Company acquired an aggregate of $554,072 of inventory through this company. As of December 31, 2007 the entire balance remained as an outstanding payable.

All minority shareholders of Odin Petroleum, Ltd., Odin Energy Santa Marta, S.A., and Odin Petroil, S.A. are related parties.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

(4)	Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2007 and 2006, the Company had net operating loss carryforwards of approximately $ 2,457,408 and $ 2,344,308 which begin to expire in 2018. The deferred tax asset of $ 491,482 and $ 468,862 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2006 was $22,620 and $ 68,170, respectively.

(5)	Share capital

The Company’s authorized share capital is comprised of 175,000,000 voting common shares with a par value of $0.001 each and 25,000,000 non-voting preferred shares with a par value of $0.001 each. No rights or preferences on the preferred stock have been established by the Board of Directors of Amiworld, Inc.

(6)	Leases and lease commitments

The Company has a lease agreement for office space with JASB of New York Corporation at 60 East 42nd Street, Lincoln Building, Suite 1225, New York, NY 10165. The monthly base rent was $2,899 and the lease term ended on October 31, 2004. A 3 year lease renewal agreement was made from November 1, 2004 until October 31, 2007 and the monthly base rent is $2,267. A 4½ year lease renewal was made from November 1, 2007 until May 31, 2012. The monthly base rent from November 1, 2007 until April 30, 2010 is $3,592 and the monthly base rent from May 1, 2007 until May 31, 2012 is $3,735.

The Company had a lease agreement for office space with JASB of New York Corporation at 60 East 42nd Street, Lincoln Building, Suite 1132, New York, NY 10165 through October 2007 at a monthly base rent of $1,584.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

(6)	Leases and lease commitments (continued)

The Company had a lease agreement with Tory Pines Resort Inc. for an apartment to be used by the Company’s employees. The apartment is located at 240 East 47th Street, Apt.10E, New York, NY 10017. Yearly lease renewals have been made and a monthly rent of $2,700 was in effect until August 31, 2005. In August of 2005, an annual renewal agreement was made for a monthly rent of $ 2,850 which was effective until August 31, 2007. In August of 2007, an annual renewal agreement was made for a monthly rent of $2,925 which is effective until August 31, 2008.

All of the above lease agreements are with related parties.

We also lease an office at Carrera 1 a No. 22-58, Piso 4, Oficina 406, Santa Marta, Magdalena, Columbia, which consists of 91 square meters of executive office space. This space is currently being occupied by Odin Energy as it’s principal place of business until such time as our proposed bio-diesel plant is completed. We pay a monthly lease payment of $805. This lease expires August 31, 2008.

We also lease two furnished apartments in Columbia, including (i) an apartment consisting of 488 square meters for which we pay monthly rent of $2,250 plus costs; and (ii) an apartment consisting of 115 square meters, for which we pay a monthly rent of $765 plus costs. These leases expire in January 5, 2008 and January 18, 2008, respectively. The Company is continuing to lease these units on a month-to-month basis, but can terminate its rent at anytime.

Rent expense for all leases for December 31, 2007 and 2006 was $ 94,323 and $ 95,713 respectively.

Future lease expense for all leases are as follows:

2008	$ 73,747
2009	43,100
2010	44,249
2011	44,824
2012	18,677
TOTAL	$224,957

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In the course of evaluating our internal controls over financial reporting, management has not identified any weakness

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the year ended December 31, 2007.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION

Information concerning executive and director compensation is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of each person known by us to own beneficially more than 5% of the outstanding shares of our Common Stock, of each of our directors and all officers and directors as a group and of our equity compensation plans is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange commission within 120 days after the end of our fiscal year.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 13. EXHIBITS

The following exhibits are attached to this Report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit No.	Description

3.1	Articles of Incorporation Filed with the Nevada Secretary of State on November 17, 2006*

3.2	Bylaws Adopted November 20, 2006*

3.3	Articles of Merger between the Company and Amiworld, Inc., a New York corporation, filed with the Nevada Secretary of State on April 11, 2007*

10.1	Merger Agreement between Amiworld, Inc., a Nevada corporation, and Amiworld, Inc., a New York corporation, dated March 30, 2007*

10.2	Construction Contract Between the Registrant’s subsidiary, Odin Energy Santa Marta Corporation, and CM Bernardini S.R.L dated November 16, 2006*

10.3	Land Purchase Contract dated November 30, 2006*

10.4	Confection Work Contract between the Registrant’s subsidiary, Odin Energy Santa Marta Corporation and Jorge Sierra for Tanks dated November 30, 2006*

10.5	Stock Purchase Agreement between the Registrant and JASB New York Corp. to Acquire 45% Interest in Great Voyages Co., Ltd. dated April 27, 2007*

10.6

Leasing Contract between the Registrant’s subsidiary, Odin Energy Santa Marta Corporation, and Holding Inmobiliaria, for offices space at Carrera 1C No. 28-58, Santa Marta, Colombia dat4ed September 20, 2006*

10.7	Lease for Housing Agreement between the Registrant’s subsidiary, Odin Energy Santa Marta Corporation, and Marcela Vives Guitierrez for Apartment 802B, Calle 88 No. 1-42 dated December 26, 2006*

10.8	Lease for Housing Agreement between the Registrant’s subsidiary, Odin Energy Santa Marta Corporation, and Ana Maria Orozco Ponce for Apartment No. 15B, Carrera 1a No. 20-104, dated January 19, 2007 *

10.9	Land Lot Leasing Agreement between the Registrant’s subsidiary, Odin Energy Santa Marta Corporation S.A., and Odin Petroil S.A. dated April 1, 2007*

10.10	Form of Subscription Agreement Utilized in December 2006 Private Placement Offering**

10.11	Agreement with Petroleos Panamerican dated July 5, 2007**

10.12	Stock Purchase Agreement between us and JASB of New York Corp. dated December 10, 2007***

____________

*          Previously filed as exhibits to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 5, 2007.

**        Previously filed as exhibits to the amendment to our Registration Statement on Form SB-2/A1 filed with the Securities and Exchange Commission on July 30, 2007.

***    Previously filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning principal accountant fees and services is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

AMIWORLD, INC.
(Registrant)

By:__s/ Mamoru Saito__________________
Mamoru Saito, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008.

s/ Mamoru Saito__________________

Mamoru Saito, Director

s/ Takahito Sakagami______________

Takahito Sakagami, Director

s/ Ingrely Veitia__________________

Ingrely Veitia, Director

s/ Yuji Adachi____________________

Yuji Adachi, Director

s/Felipe Venicio Rodriguez Wittgreen_

Felipe Venicio Rodriguez Wittgreen, Director

s/ Orlando Jose Sosa Padron_________

Orlando Jose Sosa Padron, Director