Form 10QSB
period 2008-03-31
Amiworld, Inc.
filed 2008-05-14
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2008

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 13, 2007, was 21,808,110 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes _x_ No

PART I.

ITEM 1. FINANCIAL STATEMENTS

AMIWORLD, INC.

TABLE OF CONTENTS

Page No.

FINANCIAL STATEMENTS

Consolidated Balance Sheet	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flow	3
Consolidated Statements of Stockholders’ Equity	4
Footnotes to the Consolidated Financial Statements	5-8

2

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEET

	March 31st	December 31st
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,379,304	$4,639,783
Accounts Receivable	973,103	333,523
Prepaid Expenses & Advance Payments	1,583,609	1,435,521
Inventory	1,811,778	750,357
	6,747,794	7,159,184
Fixed Assets
Land & Buildings	16,111,275	12,592,401
Machinery & Vehicles	282,500	157,821
Equipment & Furniture	765,953	443,124
Less: Accumulated Depreciation	(494,525)	(131,647)
	16,665,203	13,061,699
Other Assets
Deposits	3,150	3,150
	3,150	3,150
TOTAL ASSETS	$23,416,147	$20,224,033

LIABILITIES & EQUITY
Current Liabilities
Accounts payable and accrued expense	$1,213,950	$1,297,648
Corporate taxes payable	—	2,157
Due to affiliated companies (net)	19,215	—
	1,233,165	1,299,805
Minority Interests	427,878	431,854

Equity
Common Shares: $.001 par value 175,000,000 shares authorized; 21,808,110 (2008), 20,958,110 (2007) shares issued and outstanding	21,808	20,958
Additional paid in capital	22,893,165	21,034,977
Deferred Compensation Expense - Options	(208,529)	—
Accumulated other comprehensive income	1,804,661	35,954
Accumulated deficit	(2,756,001)	(2,599,515)
	21,755,104	18,492,374

TOTAL LIABILITIES & EQUITY	$23,416,147	$20,224,033

See accompanying notes to the consolidated financial statements.

3

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31st
	2008	2007
	(Unaudited)	(Unaudited)
Revenue
Product Sales	$2,286,423	$—
Oil Trading Commission	180,000	—
	2,466,423
Cost of Goods Sold	1,851,569	—
Gross Profit	614,854	—

General and Administrative Expenses
Compensation Expense - Options	69,509	—
Depreciation	253,990	4,939
Legal and professional	173,975	56,445
Wage expense	89,585	15,671
Supplies and office expense	51,502	4,129
Telephone and utilities	48,804	345
Rents	33,396	23,894
Miscellaneous	28,320	2,846
Hotel, travel, and entertainment	26,021	509
Advertising, marketing, and public relations	7,085	8,034
Listing, sponsor, and transfer agent fees	2,213	—
	784,400	116,812
Other Income and (Expense)
Interest Income	1,630	6,490
Miscellaneous Income	7,455	—
	9,085	6,490
Income (loss) before provision for income tax	(160,461)	(110,322)
Provision for income tax	—	—
Minority Interest net (Income) loss	3,975	8

Net Income (Loss)	$(156,486)	$(110,314)
Other Comprehensive Income (Loss) – Net of Tax
Foreign currency translation gains (losses)	1,768,707	37,086
Comprehensive Income (Loss)	$1,612,221	$(73,228)

Weighted average (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding	21,547,121	5,394,672

See accompanying notes to the consolidated financial statements.

4

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2008	2007
	(Unaudited)	(Unaudited)
CASH PROVIDED BY (USED FOR):
Operating Activities
Net (Loss)	$(156,486)	$(110,314)
Items not involving an outlay of funds:
Depreciation and amortization	253,990	2,950
Compensation Expense - Options	69,509
Minority Interest in net income	3,975	(8)
	170,988	(107,372)
Change in non-cash operating balances
Accounts Receivable	(606,206)	—
Prepaid expenses & advance payments	4,555	(65,993)
Inventory	(981,354)	—
Accounts payable and accrued expense	(178,167)	2,026
Due to affiliated companies (net)	12,352	9,534
Net cash used for operating activities	(1,577,832)	(161,805)
Investing Activities
Purchase of fixed assets	(2,560,161)	(304,121)
Pre-operative spending	—	(108,888)
Net cash used for investing activities	(2,560,161)	(413,009)
Financing Activities
Issuance of common stock	1,581,000	2,501,900
Net cash provided from financing activities	1,581,000	2,501,900

Effect of exchange rate changes on cash	296,514	23,876

Increase (decrease) in cash	(2,260,479)	1,950,962

Cash, beginning of year	4,639,783	1,454,648
Cash, end of the period	$2,379,304	$3,405,610

Schedule of Non-Cash Investing and Financing Activities
In January 2008 the Company issued options worth $1,490,000 in exchange for services to be performed evenly throughout 2008	$278,038	—

Supplemental Disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

5

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Deferred
					Compensation	Accum. Other
	Common Stock		Paid In	Accum.	Expense-	Comprehensive	Shareholders'
	Shares(1)	Amount	Capital	Deficit	Options	Income/(Loss)	Equity
Balance at December 31, 2007	20,958,110	$20,958	$21,034,977	$(2,599,515)	$—	$35,954	$18,492,374

Cash Proceeds from issuance of stock	850,000	850	1,580,150				1,581,000

Deferred Compensation Expense - Options			278,038		(278,038)		—

Deferred Compensation Expense					69,509		69,509

Foreign current translation gain (loss)						1,768,707	1,768,707

Net Income (loss) for the period				(156,486)			(156,486)

Balance at March 31, 2008 (Unaudited)	21,808,110	$21,808	$22,893,165	$(2,756,001)	$(208,529)	$1,804,661	$21,755,104

1) As restated for a 10 for 1 forward stock split on March 30, 2007

See accompanying notes to the consolidated financial statements.

6

1)	Nature of organization

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

7

(2)	Significant accounting policies

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

8

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

9

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

(m)	Products and services, geographic areas and major customers

The Company derives revenue from sales of petroleum and palm oil based products, although it does not currently separate the sales of various products into operating segments. The Company’s sales are external and international.

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

As a result, by 2004, Amiworld – NY had exhausted its available capital and management recognized the company had lost its viability. Amiworld – NY fell into default on its obligations to the BSX and with New York State and became an inactive corporation. Amiworld – NY regained its active status with the BSX and worked on resolving its default status with New York. In September 2005, Amiworld – NY received $200,000 in a private offering and, in December 2005, it received another $200,000 in a private offering from its then principal shareholders. This private capital was used to settle its existing debts and provided sufficient capital to cover operational costs. Amiworld – NY hired additional staff to explore new business ventures and as a result found several new developing businesses in which to invest. In December 2005, Amiworld – NY changed its business plan to invest in a variety of new investments including, but not limited to, shipping, technology, financial, and retail. We also reincorporated Amiworld- NY as a Nevada corporation.

As of the date of this Report we have four operating subsidiary companies engaged in the production of biodiesel, operating a petroleum refinery, oil reselling and shipping. See “PLAN OF OPERATION” below for a discussion of these endeavors.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2008 and 2007

          During the three month period ended March 31, 2008, we generated revenues of $2,466,423, including $2,286,423 from sale of diesel and biodiesel products and $180,000 from oil trading commissions. Cost of goods sold was $1,851,569. We did not generate any revenues during the three month period ended March 31, 2007.

          Our general and administrative expenses increased by $667,588, from $116,812 during the three months ended March 31, 2007, to $784,400 for the three months ended March 31, 2008, primarily as a result of our commencement of operations. Our general and administrative expense rose in virtually all categories, including: (i) during January 2008 we issued 1,490,000 options for services to be performed equally throughout 2008 resulting in the recognition of a compensation expense of $69,509; (ii) increases of $117,530 in legal, accounting and professional fees, which increased as a result of costs incurred relating to our now being a reporting company under the Securities Exchange Act of 1934, as amended; (iii) wage expense increased by $73,914 due to commencement of our operations; (iv) depreciation increased by $249,051 due to the addition of plant depreciation, (v) supplies and other office costs increased by $47,373; (vi) telephone and utilities increased by 48,459; and (vii) hotel, travel, and entertainment increased $25,512. We expect that our general and administrative expenses will continue to rise during our 2008 fiscal year as a result of our having a full year of operations.

          As a result, we incurred a net loss of $156,486 during the three months ended March 31, 2008 (approximately $.01 per share), compared to a net loss of $110,314 during the three months ended March 31, 2007 (approximately $0.02 per share), when we had no revenues and were engaged in the development of our biodiesel plant. While no assurances can be provided, we expect that we will become profitable during our fiscal year ended December 31, 2008.

          Because we did not generate revenues during our prior two fiscal years, following is our current plan of operation.

PLAN OF OPERATION

We are a holding company that is currently operating through four subsidiary companies designed to complement each other. All four divisions principally focus on the production, acquisition and resale, and shipping of fuel related products. These operations include the following:

•	Biodiesel Production – We completed the development of a biodiesel plant in the fourth calendar quarter of 2007. Our plant is located in Santa Marta, Magdaleno, Colombia. See “Biodiesel Plant,” below.

•

Petroleum Diesel Production – In December 2007 we acquired an operational petroleum diesel plant from an affiliated entity. This plant is located adjacent to our biodiesel plant in Colombia. See “Petroleum Refinery,” below.

•

Oil Resell Business – We are engaged in the purchase of oil throughout South America and re-selling the oil in Central America and the Caribbean. In July 2007, we successfully completed our initial endeavor in this regard and we are generating a monthly gross profit of $60,000 from these operations. While no assurances can be provided, we will be attempting to develop other routes in the future.

•

Shipping Business – This division will acquire or charter a number of ships. Initially these ships will focus on shipments of crude oil and diesel products, but may be expanded in the future. We have leased one ship and we have identified a number of other future ships to charter and/or purchase. It is anticipated that ships will be acquired in the 500 to 2,000 ton class.

Biodiesel Plant

On November 30, 2006, we closed on the acquisition of land located in Santa Marta, Magdaleno, Colombia, the site of our biodiesel plant. This land consists of an aggregate of 40,010 square meters (9.9 acres). We paid $452,903 ($1,041,675,000 pesos) to acquire this property. We paid cash for this acquisition.

On November 16, 2006, we executed an agreement with CM Bernardini S.R.L., Rome Italy (“Bernardini”), wherein Bernardini agreed to build our biodiesel and palm oil refining plant for a total price of two million sixty three thousand five hundred (€2,063,500) Euro (approximately $2.7 million US). The plant has a production capacity of 120,000 liters (31,704 gallons) per day.

The plant and palm oil deacification plant was constructed at Bernardini’s location in Italy and sent via ship to our Colombian location. We sent two of our representatives to Italy to supervise the manufacture of the reactor and sedimentation tanks of the plant and make all necessary tests to verify that the engineering specifications and characteristics are consistent with the information we provided to Bernardini. We were responsible for the costs of shipping from

Italy, which cost approximately $90,000. The agreement provided for Bernardini to provide training on the operation and operability of the plants to our employees, as well as to perform technical trials to insure that all aspects of the plants are performing properly. The agreement contained certain guarantees provided by Bernardini, including a mechanical guarantee, guaranteeing the equipment for the anticipated use against design and execution defects for a period of 12 months from January 28, 2008, the date we commenced start up operations, but in no event longer than 18 months from the date of last shipment (December 10, 2007). Subsequently, we agreed with Bernardini to allow them to purchase an insurance policy insuring the equipment, rather than the mechanical guarantee. This policy is in effect until August 30, 2008, with total coverage of €2,090,000. In addition, the agreement guarantees a production capacity of 120 thousand liters per day of biodiesel, with Bernardini to replace any and all inoperable parts or manufacturing defects at no cost to us for a period of 12 months following the plant’s startup date.

Bernardini is a thirty year old internationally recognized builder of plants and technologies. During 2005 and 2006 it undertook and completed 19 different projects on behalf of its clients in 10 different countries, including three biodiesel plants in Colombia, of which one is still in the setup phase, each utilizing palm oil as its principal feedstock. Of these 19 plants, eight utilize palm oil as their feedstock. It had 48 additional contracts in place to build plants for clients through the end of 2007, including 17 biodiesel plants throughout the world, including five biodiesel plants in Colombia.

The agreement with Bernardini provided for all necessary equipment for oil pre-treatment and refining. In addition, we also needed to construct storage tanks for both the raw and completed materials. In November 2006 we entered into a contract with a local contractor to provide these tanks. This agreement provided for delivery of a total of nine iron storage tanks, including six 560 ton capacity tanks, two 87 ton capacity tanks and one 450 ton capacity tank, for a total turnkey purchase price of $137,476, including manufacturing, assembly and installation. We were responsible for providing the raw materials that cost approximately $222,945. The tanks were completed in their entirety on November 15, 2007.

The plant was completed in the fourth calendar quarter of 2007, with net cash inflows commencing within thirty days after opening. The cost to build our biodiesel plant was $9,062,538. These costs included the cost of the land, including all ancillary costs, which was $489,603. The largest portion of the cost was the biodiesel plant and its respective shipping and installation components, which was $3,035,273. Building costs in Colombia were $2,068,002. The storage tanks cost $674,650. During January 2008 we automated the plant to enable full capacity at a cost of 1,795,114. All other costs including the laboratory, fire systems, and other infrastructure were $999,896. Costs were paid from the funds derived from our December 2006 private offering. We also received additional funding of $2 million in September 2007 from JASB to cover the remaining plant costs. This loan, along with other loans made to us from affiliated companies, was subsequently converted into shares of our Common Stock. See “LIQUIDITY AND CAPITAL RESOURCES,” below.

Based upon advice of technicians that we have consulted with, the plant will be capable of expansion to approximately 360,000 liters a day within three years of operation with the addition of new processing equipment. We intend to expand to the 360,000 liters with the acquisition of additional equipment in 2008, utilizing proceeds derived from operations to cover the cost of this new equipment, as well as the proceeds that we have received to date and the additional proceeds we hope to obtain from our current private offering. See “LIQUIDITY AND CAPITAL RESOURCES.” This equipment includes the biodiesel plant and all related equipment necessary for processing the additional fuel production. The anticipated cost for this expansion will be approximately $4.8 million and is expected to take approximately eight months to complete from inception. We have estimated that it will take approximately three years to reach full production capacity of 360,000 liters (96,000 gallons) daily. Once full capacity is reached, our plant is expected to produce 108,000 tons (28.8 million gallons) annually. There can be no assurances that we will have sufficient capital available to undertake this expansion.

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

Petroleum Refinery

The land we purchased for our biodiesel plant was larger than we needed for our intended purposes. Of the approximately 9.9 acres acquired, we utilized less than half for the development of our biodiesel plant. As a result, JASB of New York Corp. (“JASB”), one of our principal shareholders and a company owned by our CEO and President, constructed a petroleum refinery adjacent to the biodiesel plant. JASB undertook this endeavor as a result of our limited financial abilities. The plant was constructed by Odin Petroil, S.A., a Colombian corporation (“Odin Petroil”), a 94.5% owned subsidiary of JASB. From April 2007 through December 10, 2007, we leased this property to JASB at a rate of approximately $4,550 per month (10,000,000 pesos), which is consistent with applicable lease rates in Santa Marta, Colombia. Commercial lease fees in Colombia are based by law in an amount equal to 1% of the appraised value of the relevant land.

On December 10, 2007, in a transaction classified in our financial statements included herein as a common control acquisition, we acquired JASB’s entire ownership interest in Odin Petroil, in exchange for 7,814,772 shares of our “restricted” Common Stock. The consideration for the acquisition of Odin was determined based upon an independent valuation of Odin. Pursuant to common control acquisition accounting, our operations and Odin Petroil have been combined from the date of inception of Odin Petroil (March 6, 2007). See “PART I, ITEM 1, FINANCIAL STATEMENTS.” We originally planned to acquire Odin in exchange for cash, but subsequently elected to issue equity rather than pay cash in order to conserve our capital.

The site is approximately 20,000 square feet. As of the date of this Report, the refinery is operational. Odin Petroil constructed this oil refinery and concluded construction operations on

August 27, 2007. On October 1, 2007 the refinery completed all of its testing, staff training, and began its refining operations. During October 2007, Odin Petroil engaged in production activities, but did not begin generating revenues until November 2007. During November 2007 through December 10, 2007, the pre-acquisition period, Odin Petroil generated gross revenues of $133,398 from the refinery’s operations. From December 10, 2007 through December 31, 2007, the post-acquisition period, Odin Petroil generated gross revenues of $947,269. During this period the refinery operated at approximately 50% of its production capacity. Through automation of the plants refining ability, the plant became capable of producing 100% of its capacity in February 2008.

The refinery, when completed in its entirety, will be capable of producing 1,200,000 BBI (50.4 million gallons). In order to minimize front-end expenses, equipment for only thirty percent of this production has been purchased and installed, with the remaining equipment to be purchased within the next 12 months. As a result, the initial refinery production capacity is 360,000 BBI (15.1M gallons). We are in the process of making minor modifications to the oven and processing tower which will enable us to increase capacity by 50% from approximately 1,000 barrels per day to 1,500 barrels per day. As a result our new production capacity will increase to approximately 540,000 BBI (22.6M gallons).

We believe this refinery will provide diversification of our operations and provide an opportunity to produce blended biodiesel of varying levels. By having the facilities to produce this fuel blend we believe we will be in a better position to further capitalize on diesel sales in the Colombian market place. We are examining the economic feasibility of blending the fuels as the Colombian government is currently requiring a wholesale distributor license to perform this function, which could require us setting up retail gas stations.

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

We installed an Automatic Atmospheric Refining Plant which provides for fractionated distillation, designed to meet operational needs and comply with all environmental regulations, including both Colombian and International standards related to refining, storage, transportation, products certification, spills prevention measures, firefighting system measures and standards and effluents controls. We also installed monitoring systems at this plant to allow managers and officers to observe activity and an automated system to measures the weight of each cargo. Also, a laboratory was built on this site that will have state-of-the-art equipment to guarantee quality control.

We are hoping to construct additional tanks at the port zone for storage and shipping purposes for our diesel and petroleum products. We are currently in discussions with the port zone and they have provided us a plan to construct a storage area exclusive for fuel storage. We have sent a letter requesting inclusion in the project and we are expecting to receive information from the Port Society as to the location and the other necessary construction issues that will be made for piping and pumping purposes. Our current plan is to construct tanks with an approximately capacity of 600,000 barrels per month. We have not yet received estimates or approval from the port authority and cannot currently estimate the total project costs.

Oil Resale Business

Effective July 5, 2007, Odin Petroleum entered into a 12 month contract to transport oil with Petroleos Panamerican. The relevant agreement provides for the transportation of 300,000 gallons of oil monthly from Pointe-a-Pierre in Trinidad & Tobago to Cristobal, Panama. The shipments will continue on a monthly basis through June 2008. The oil is loaded monthly onto a tanker and the delivery is completed within an expected 21 days. The agreement provides for a fixed commission of $.20 per gallon and as a result we receive a fixed profit of $60,000 per month regardless of the amount of sales and related oil and shipping costs and will continue to receive this profit through June 2008. We are negotiating several new shipping arrangements and are confident that additional shipping arrangements will be added starting in the second or third quarter of this year.

Odin Petroleum is also acting as a sales agent for both Odin Energy and Odin Petroil. As a result, Odin Petroleum will receive 2.5% of all sales made by these two entities in exchange for providing marketing and fund settlement. During the three month period ended March 31, 2008, Odin Petroleum had collected revenues of $58,650 from sales commissions related to Odin Energy and Odin Petroil.

Odin Petroleum is currently focused principally on generating sales to cover the entire production of both plants. In addition we are continuing to seek out opportunities to develop additional trade routes and expand its transportation business.

Shipping Business

We are also diversifying our business activities in a synergistic manner by developing the business plan of Great Voyages Co., Ltd. (“Great Voyages:”) that is developing a cargo shipping business. The first part of the business is to charter ships for the shipment of oil and related petroleum products within the Caribbean region. We have already begun shipping oil. In February 2008, Great Voyages entered into a lease agreement to charter a cargo vessel with Serport, S.A., a commercial partnership domiciled in Colombia. The lease provides for a monthly lease payment of 63,000,000 Colombia Pesos (approximately US$30,800) and is in effect 24 months from the time we take possession of the ship. We have been assigned a shipping dock and are waiting for port approval to take possession of the ship. We anticipate we will take possession in late May or early June 2008. Great Voyages will use the vessel to transport fuel produced by Odin Energy and Odin Petroil, as well as to provide shipping for arranged oil-resells by Odin Petroleum. Great Voyages, in which we own a 45% interest, currently receives 10% of the transportation costs from Odin Petroleum as a result of the Petroleos Panamerican arrangement, which generates a fixed profit of $3,600 monthly. Our portion will be approximately $1,620. This profit will increase as a result of our possession of our chartered barge, but will vary depending on the number of shipments we complete on a monthly basis.

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

We intend to seek out other suitable ships to purchase for our proposed oil and fuel products shipping business. In the interim, we intend to charter additional suitable ships to conduct our oil reselling business.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had $2,379,304 in cash.

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

          In March 2008, we commenced another private offering of our Common Stock whereby we intend to sell shares of our Common Stock at an offering price of $5.00 per share for aggregate subscriptions of up to $10,000,000. If we are successful in selling these securities, of which there can be no assurance, we intend to use the proceeds derived from this offering for the purpose of acquiring an inventory of petroleum crude and palm oil and the development of our oil resell business. As of the date of this Report we have sold an aggregate of 125,000 shares of our Common Stock and received net proceeds of $625,000 therefrom. We are relying upon the exemption from registration afforded by Regulation S, promulgated under the Securities Act of 1933, as amended, to issue the shares.

We believe that we have sufficient funds available from these fund raising efforts, as well as from our recently commenced operations, to allow us to be able to continue to develop our business plan over the next 12 months and in the foreseeable future. While no assurances can be provided, we believe that we will generate a profit from operations during our fiscal year ended December 31, 2008. We do not expect to raise additional equity in the future, except in the event we elect to do so in order to provide the financing for the expansion of our current refineries, acquisition of a supply chain, or for additional biodiesel plants described above. There are no assurances that we will not elect to raise additional equity capital in the future.

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

In December 2007, the FASB issued a revised standard, SFAS 141R, “Business Combinations” on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

•	SFAS 141R requires that most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination be recorded at “full fair value”

•	Most acquisition-related costs would be recognized as expenses as incurred

•	Obligations for contingent consideration would be measured and recognized at fair value at the acquisition date

•

Liabilities associated with restructuring or exit activities are recognized only if they meet the recognition criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as of the acquisition date

•	An acquisition date gain is reflected for a “bargain purchase”

•	For step acquisitions, the acquirer re-measures its noncontrolling equity investment in the acquiree at fair value as of the date control is obtained and recognizes any gain or loss in income

•	A number of other significant changes from the previous standard including related to taxes and contingencies

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

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2008.

RISK FACTORS

          An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

We have incurred losses in the past. We did not begin generating revenues until late in our 2007 fiscal year when we completed our initial sale of oil. In addition, our biodiesel plant described herein did not become operational until the first quarter of 2008. Our audited financial statements for our fiscal year ended December 31, 2006 contained a “going concern” opinion from our independent accountant. However, no such opinion is included in our audited financial statements for our fiscal year ended December 31, 2007. As of March 31, 2008, we had an accumulated deficit of $(2,756,001) and incurred a net loss of $156,486. As of December 31, 2007, we had an accumulated deficit of $(2,599,515) and incurred a net loss of $113,100. For the year ended December 31, 2006, we incurred a net loss of $336,849. While we do not expect to continue to incur losses from operations now that our biodiesel plant is operational, there can be no assurances that this will occur. Until we begin generating profitable operations on a regular basis, we expect to rely on cash from our recent equity financings, as well as loans from affiliates, if necessary, to fund all of the cash requirements of our business. There are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for biodiesel would significantly and adversely affect our sales and profitability.

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

Availability of charters and suitable ships for biodiesel and oil transportation may become limited or costs may be increased by higher fuel, crew, and maintenance costs. We are marketing our biodiesel fuel in Colombia and, if the economics are favorable, to other locations in North and South America. If we do sell our product outside of Colombia, we will need to arrange for transportation of our fuel. As of the date of this Report we are chartering a ship for transport. In February 2008 Great Voyages came to terms on its first charter with Serport, S.A. and took possession of a ship in April 2008. There is a constant demand by competitors for charter ships. In the future the cost for additional charters may become excessive in price if demand increases sharply. Additionally, higher prices for fueling, crewing, and maintaining charters may ultimately be passed on to us, thereby decreasing our profitability.

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

Changes in environmental regulations may be adopted in the future or violations of regulations could occur. If these events occur, we will experience an increase in our costs and reduction of our anticipated profitability. We are subject to environmental regulations and will need to follow an Environmental Handling Plan that must be strictly followed. Changes in environmental laws and regulations could require us to invest or spend additional resources in order to comply with future environmental regulations. Violations of these laws and regulations could result in liabilities that affect our financial condition and the expense of compliance alone could be significant enough to reduce profits.

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

Risks Related to our Common Stock

There is a limited trading market for our securities and there can be no assurance that such a market will develop in the future. We were approved for listing our Common Stock for trading on the OTC Electronic Bulletin Board operated by the Financial Industry Regulatory Authority (“FINRA”), f/k/a the National Association of Securities Dealers, Inc., in February 2008. As of the date of this Report, trading in our Common Stock is limited. There is no assurance that a market will develop in the future or, if developed, that it will continue.

We have submitted an application to list our Common Stock for trading on NASDAQ or other national exchange. The OTC Electronic Bulletin Board is not considered a national exchange. As of the date of this Report FINRA is reviewing the application and we are awaiting receipt of comments or questions concerning our Company and the class of stock (Common Stock) for which a listing has been requested. There is no assurance that our application for listing on a national exchange will be approved, or if so approved that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

               We rely on certain compensating controls, including substantive periodic review of the financial statements by our Chief Executive Officer and our Audit Committee.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the three-month period ended March 31, 2008.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

          In March 2008, we commenced another private offering of our Common Stock whereby we intend to sell shares of our Common Stock at an offering price of $5.00 per share for aggregate subscriptions of up to $10,000,000. If we are successful in selling these securities, of which there can be no assurance, we intend to use the proceeds derived from this offering for the purpose of acquiring an inventory of petroleum crude and palm oil and the development of our oil resell business. As of the date of this Report we have sold an aggregate of 125,000 shares of our Common Stock and received net proceeds of $625,000 therefrom. We are relying upon the exemption from registration afforded by Regulation S, promulgated under the Securities Act of 1933, as amended, to issue the Shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our shareholders during the three month period ended March 31, 2008.

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS

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

AMIWORLD, INC.
Dated: May 14, 2008	By:_s/Mamoru Saito_________________
Mamoru Saito, Chief Executive Officer

Dated: May 14, 2008	By:_s/Ingrely Veitia_________________
Ingrely Veitia Chief Financial Officer