Form 10-Q
period 2008-06-30
Amiworld, Inc.
filed 2008-08-13
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 13, 2008, was 23,318,110 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes X No

PART I.

FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

AMIWORLD, INC.

________________________________

TABLE OF CONTENTS

Page No.

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flow	F-3
Consolidated Statements of Stockholders’ Equity	F-4
Footnotes to the Consolidated Financial Statements	F-5-F-7

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEETS

	June 30th	December 31st
	2008	2007
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$1,737,160	$4,639,783
Accounts Receivable	928,280	333,523
Prepaid Expenses & Advance Payments	6,753,681	1,435,521
Due from Affiliate	785,388	—
Inventory	1,886,492	750,357
	12,091,001	7,159,184
Fixed Assets
Land & Buildings	15,990,158	12,592,401
Machinery & Vehicles	325,079	157,821
Equipment & Furniture	757,737	443,124
Less: Accumulated Depreciation	(882,039)	(131,647)
	16,190,935	13,061,699
Other Assets
Deposits	3,150	3,150
	3,150	3,150
TOTAL ASSETS	$28,285,086	$20,224,033

LIABILITIES & EQUITY

Current Liabilities
Accounts payable and accrued expense	$1,147,994	$1,297,648
Corporate taxes payable	—	2,157
	1,147,994	1,299,805
Minority Interests	456,444	431,854

Equity
Common Shares, $.001 par value 175,000,000 shares authorized; 23,186,110 shares issued and outstanding	23,186	20,958
Additional paid in capital	28,809,137	21,034,977
Deferred Compensation Expense - Stock and Options	(320,686)	—
Accumulated other comprehensive income	816,088	35,954
Accumulated deficit	(2,647,077)	(2,599,515)
	26,680,648	18,492,374
TOTAL LIABILITIES & EQUITY	$28,285,086	$20,224,033

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30th		June 30th
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Product Sales	$2,918,929	$—	$5,205,353	$—
Oil Trading Commission	180,000	—	360,000	—
	3,098,929	—	5,565,353	—
Cost of Goods Sold	1,808,280	—	3,659,849	—

Gross Profit	1,290,649	—	1,905,504	—

General and Administrative Expenses
Compensation Expense - Options	$69,510	$—	$139,019	$—
Depreciation	435,911	3,837	689,901	6,683
Legal and professional	150,376	86,696	324,351	143,141
Wage expense	99,135	15,844	188,721	31,515
Supplies and office expense	46,542	6,387	86,880	10,516
Telephone and utilities	56,737	203	105,541	548
Rents	38,164	25,975	71,560	49,869
Miscellaneous	(6,346)	—	33,139	—
Hotel, travel, and entertainment	45,663	7,769	71,684	8,278
Advertising, marketing, and public relations	146,978	2,588	154,063	10,622
Corporate taxes and related	—	—	—	4,939
Investor Relations	67,041	—	67,041	—
Listing, sponsor, and transfer agent fees	6,573	11,097	8,785	11,097
	1,156,284	160,396	1,940,685	277,208
Other Income and (Expense)
Interest Income	989	27,019	2,618	33,509
Miscellaneous Income	2,136	—	9,592	—
	3,125	27,019	12,210	33,509
Income (loss) before provision for income tax	137,490	(133,377)	(22,971)	(243,699)
Provision for income tax	—	—	—	—
Minority Interest net (Income) loss	(28,566)	4	(24,591)	12

Net Income (Loss)	$108,924	$(133,373)	$(47,562)	$(243,687)

Other Comprehensive Income (Loss) - Net of Tax
Foreign currency translation gains (losses)	(988,573)	171,136	780,134	208,222
Comprehensive Income (Loss)	$(879,649)	$37,763	$732,572	$(35,465)
Weighted average (loss) per share (Basic and fully diluted)	$0.00	$(0.02)	$(0.00)	$(0.04)
Weighted average number of common shares outstanding	22,099,714	7,191,910	21,823,418	6,296,223

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30th
	2008	2007
	(Unaudited)	(Unaudited)
CASH PROVIDED BY (USED FOR):
Operating Activities
Net (Loss)	$(47,562)	$(243,687)
Items not involving an outlay of funds:
Depreciation and amortization	689,901	7,243
Compensation Expense - Options	139,019	—
Compensation Expense - Investor Relations	18,333	—
Minority Interest in net income	(24,591)	(12)
	775,100	(236,456)
Change in non-cash operating balances
Accounts Receivable	(942,121)	—
Prepaid expenses & advance payments	(1,199,303)	18,762
Inventory	(1,080,610)	—
Accounts payable and accrued expense	(212,820)	13,825
Corporate taxes payable	—	—
Due to affiliated companies (net)	(440,486)	(21,565)
Net cash used for operating activities	(3,100,240)	(225,434)
Investing Activities
Purchase of fixed assets	(2,904,434)	(660,863)
Pre-operative spending	—	(238,040)
Net cash used for investing activities	(2,904,434)	(898,903)
Financing Activities
Issuance of common stock	3,298,350	2,501,900
Net cash provided from financing activities	3,298,350	2,501,900
Effect of exchange rate changes on cash	(196,299)	115,171

Increase (decrease) in cash	(2,902,623)	1,492,734
Cash, beginning of year	4,639,783	1,454,648
Cash, end of the period	$1,737,160	$2,947,382

Schedule of Non-Cash Investing and Financing Activities
In January 2008 the Company issued options worth $1,490,000 in exchange for services to be performed evenly throughout 2008	$278,038
In May 2008 the Company issued stock for services worth $200,000 in exchange for investor relations services to be performed evenly over a twelve month period	$200,000
In June 2008 the Company issued stock worth $4,000,000 in exchange for advance payment for the expansion of the Companies petroleum refinery	$4,000,000
Supplemental Disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

COINSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Deferred
					Compensation	Accum. Other
	Common Stock		Paid In	Accum.	Expense-Stock	Comprehensive	Stockholders'
	Shares (1)	Amount	Capital	Deficit	and Options	Income/(Loss)	Equity

Balance at December 31, 2007	20,958,110	$20,958	$21,034,977	$(2,599,515)	$—	$35,954	$18,492,374

Cash Proceeds from issuance of stock	1,228,000	1,228	3,297,122	—	—	—	3,298,350

Deferred Compensation Expense - Options	—	—	278,038	—	(278,038)	—	—

Deferred Compensation Expense - Stocks	200,000	200	199,800	—	(200,000)	—	—

Deferred Compensation Expense	—	—	—	—	157,352	—	157,352

Stock Issued for FISS Expansion Contract	800,000	800	3,999,200	—	—	—	4,000,000

Foreign currency translation gain (loss)	—	—	—	—	—	—	—

Net Income (loss) for the period	—	—	—	(47,562)	—	—	(47,562)

Balance at June 30, 2008 (Unaudited)	23,186,110	$23,186	$28,809,137	$(2,647,077)	$(320,686)	$816,088	$26,680,648

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC

Notes to the Consolidated Financial Statements

1)	Nature of organization

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

AMIWORLD, INC

Notes to the Consolidated Financial Statements

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

AMIWORLD, INC

Notes to the Consolidated Financial Statements

(h)	Financial instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

(i)	Construction costs

The Company capitalizes costs associated with the construction of its bio-diesel plant and petroleum refinery.

(j)`	Foreign exchange

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

(m)	Products and services, geographic areas and major customers

The Company derives revenue from sales of petroleum and palm oil based products, although it does not currently separate the sales of various products into operating segments. The Company's sales are external and international.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended June 30, 2008 and 2007

          During the three month period ended June 30, 2008, we generated revenues of $3,098,929, including $2,918,929 from sale of diesel and biodiesel products and $180,000 from oil trading commissions. We did not generate any revenues during the three month period ended June 30, 2007. Cost of goods sold was $1,808,280 during the three month period ended June 30, 2008.

          Our general and administrative expense increased by $995,888, from $160,396 during the three months ended June 30, 2007, to $1,156,284 for the three months ended June 30, 2008, primarily as a result of our commencement of operations. Our general and administrative expense rose in virtually all categories, including: (i) during January 2008 we issued 1,490,000 options for services to be performed equally throughout 2008 resulting in the recognition of a compensation expense of $69,510; (ii) increases of $63,680 in legal, accounting and professional fees, which increased as a result of costs incurred relating to our now being a reporting company under the Securities Exchange Act of 1934, as amended; (iii) wage expense increased by $83,291 due to commencement of our operations and increased personnel; (iv) depreciation increased by $432,074 due to the addition of plant depreciation, (v) supplies and other office costs increased by $40,155; (vi) telephone and utilities increased by $56,534; (vii) hotel, travel, and entertainment increased $37,894; and (viii) advertising, marketing, and public relations increased by $144,390. We also incurred cost related to our investor relations efforts in the amount of $67,041, which we did not incur during 2007. We expect that our general and administrative expenses will continue to rise during our 2008 fiscal year as a result of our having a full year of operations.

          As a result, we generated net income of $108,924 during the three months ended June 30, 2008 (less than $.01 per share), compared to a net loss of $133,373 during the three months ended June 30, 2007 (approximately $0.02 per share), when we had no revenues and were engaged in the development of our biodiesel and petroleum refining plants. While no assurances can be provided, we expect that we will continue to be profitable during the remaining two quarters of our fiscal year ended December 31, 2008.

Comparison of Results of Operations for the six months ended June 30, 2008 and 2007

          During the six month period ended June 30, 2008, we generated revenues of $5,565,353, including $5,205,353 from sale of diesel and biodiesel products and $360,000 from oil trading commissions. We did not generate any revenues during the six month period ended June 30, 2007. Cost of goods sold was $3,659,849.

          Our general and administrative expense increased by $1,663,477, from $277,208 during the six months ended June 30, 2007, to $1,940,685 for the six months ended June 30, 2008, primarily as a result of our commencement of operations. Our general and administrative expense rose in virtually all categories, including: (i) during January 2008 we issued 1,490,000 options for services to be performed equally throughout 2008 resulting in the recognition of a compensation expense of $139,019; (ii) increases of $181,210 in legal, accounting and professional fees, which increased as a result of costs incurred relating to our now being a reporting company under the Securities Exchange Act of 1934, as amended; (iii) wage expense increased by $157,206 due to commencement of our operations and increased personnel; (iv) depreciation increased by $683,218 due to the addition of plant depreciation; (v) supplies and other office costs increased by $76,364; (vi) telephone and utilities increased by $104,993; (vii) hotel, travel, and entertainment increased $63,406; and (viii) advertising, marketing, and public relations increased by $143,441. We also incurred cost related to our investor relations program in the amount of $67,041, which we did not incur during 2007. We expect that our general and administrative expense will continue to rise during our 2008 fiscal year as a result of our having a full year of operations.

          As a result, we incurred a net loss of $47,562 during the three months ended June 30, 2008 (less than $0.01 per share), compared to a net loss of $133,373 during the three months ended June 30, 2007 (approximately $0.02 per share), when we had no revenues and were engaged in the development of our biodiesel and petroleum refining plants. While no assurances can be provided, we expect that we will become profitable during our fiscal year ended December 31, 2008.

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

•

Oil Resell Business – We are engaged in the purchase of oil throughout South America and re-selling the oil in Central America and the Caribbean. In July 2007, we successfully completed our initial endeavor in this regard and we are generating a monthly gross profit of $60,000 from these operations. We will be attempting to develop other routes in the future, but there are no assurances that we will be successful in these efforts.

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

The plant was completed in the fourth calendar quarter of 2007, with net cash inflows commencing within thirty days after opening. The cost to build our biodiesel plant was $9,062,538. These costs included the cost of the land as well as all ancillary costs, which was $489,603. The largest portion of the cost was the biodiesel plant and its respective shipping and installation components, which was $3,035,273. Building costs in Colombia were $2,068,002. The storage tanks cost $674,650. During January 2008 we automated the plant to enable full capacity at a cost of 1,795,114. All other costs including the laboratory, fire systems, and other infrastructure were $999,896. Costs were paid from the funds derived from our December 2006 private offering. We also received additional funding of $2 million in September 2007 from JASB to cover the remaining plant costs. This loan, along with other loans made to us from affiliated companies, was subsequently converted into shares of our Common Stock. See “LIQUIDITY AND CAPITAL RESOURCES,” below.

Based upon advice of technicians that we have consulted with, the plant will be capable of expansion to approximately 360,000 liters a day within three years of operation with the addition of new processing equipment. We intend to expand to the 360,000 liters with the acquisition of additional equipment in 2008, utilizing proceeds derived from operations to cover the cost of this new equipment, as well as the proceeds that we have received to date and the additional proceeds we obtained from our current private offering. See “LIQUIDITY AND CAPITAL RESOURCES” and “Part II, Item 2, UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS." This equipment includes the biodiesel plant and all related equipment necessary for processing the additional fuel production. The anticipated cost for this expansion will be approximately $4.8 million and is expected to take approximately eight months to complete from inception. We have estimated that it will take approximately three years to reach full production capacity of 360,000 liters (96,000 gallons) daily. Once full capacity is reached, our plant is expected to produce 108,000 tons (28.8 million gallons) annually. There can be no assurances that we will have sufficient capital available to undertake this expansion.

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

          Effective June 19, 2008 our subsidiary company, Odin Petroil S.A. (“Odin”), entered into an agreement with FISS – Project Development Ltd., Colombia, South America (“FISS”), wherein FISS has agreed to construct an oil distillation tower at our oil refinery in Santa Marta, Colombia. The total price payable for this tower is estimated at $8.67 million (US), which shall be payable through the issuance of 800,000 shares of our Common Stock, plus cash payments of $2 million on September 30, 2008, with the remaining estimated cash payment of $2.67 million due upon completion of the project. Completion is anticipated to take place around the end of 2008. Contract change orders and/or extras may arise in the future changing the estimated amount of this contract.

          We expect that this project will allow us to increase production of our oil refinery by 70,000 barrels per month. The first phase of this project was completed June 27, 2008, which included an upgrade to our existing tower, oven, pumps and heat exchangers on our current refining tower. This upgrade increased our current capacity by 15,000 barrels per month, which brought our capacity from 30,000 barrels per month to 45,000 barrels per month.

          The second phase will involve the construction of a complete second distillation tower. This will include the construction of a new atmospheric distillation tower with its related accessories, including a Cummins Diesel Plant, boiler, pumps, and all related electrical and piping. FISS will also construct three storage tanks, each capable of storing 28,500 barrels of oil, and one storage tank capable of storing 28,500 barrels of diesel fuel. This will increase our capacity by 55,000 barrels per month, which will bring our current capacity from 45,000 barrels per month to 100,000 barrels per month.

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

Oil Resale Business

Effective July 5, 2007, Odin Petroleum entered into a 12 month contract to transport oil with Petroleos Panamerican. The relevant agreement provided for the transportation of 300,000 gallons of oil monthly from Pointe-a-Pierre in Trinidad & Tobago to Cristobal, Panama. The oil was loaded monthly onto a tanker and the delivery was completed within an expected 21 days. The agreement provided for a fixed commission of $.20 per gallon and as a result we receive a fixed profit of $60,000 per month regardless of the amount of sales and related oil and shipping costs and we continued to receive this profit through June 2008. This contract is now complete and was not renewed.We are negotiating several new shipping arrangements and are confident that additional shipping arrangements will be added starting during 2009. However, no assurances can be provided that we will enter into any new such agreements in the future.

Odin Petroleum is also acting as a sales agent for both Odin Energy and Odin Petroil. As a result, Odin Petroleum will receive 2.5% of all sales made by these two entities in exchange for providing marketing and fund settlement. During the three month period ended June 30, 2008, Odin Petroleum had collected revenues of $253,713.29 from sales commissions related to Odin Energy and Odin Petroil.

Odin Petroleum is currently focused principally on generating sales to cover the entire production of both plants. In addition we are continuing to seek out opportunities to develop additional trade routes and expand its transportation business.

Shipping Business

We are also diversifying our business activities in a synergistic manner by developing the business plan of Great Voyages Co., Ltd. (“Great Voyages”) that is developing a cargo shipping business. The first part of the business is to charter ships for the shipment of oil and related petroleum products within the Caribbean region. We have already begun shipping oil. In February 2008, Great Voyages entered into a lease agreement to charter a cargo vessel with Serport, S.A., a commercial partnership domiciled in Colombia. The lease provides for a monthly lease payment of 63,000,000 Colombia Pesos (approximately US$30,800) and is in effect 24 months from the time we take possession of the ship. We have been assigned a shipping dock and are waiting for port approval to take possession of the ship. We anticipate we will take possession in the fourth quarter of 2008. Great Voyages will use the vessel to transport fuel produced by Odin Energy and Odin Petroil, as well as to provide shipping for arranged oil-resells by Odin Petroleum. Great Voyages, in which we own a 45% interest, currently receives 10% of the transportation costs from Odin Petroleum as a result of the Petroleos Panamerican arrangement, which generates a fixed profit of $3,600 monthly. Our portion will be approximately $1,620. This profit will increase as a result of our possession of our chartered barge, but will vary depending on the number of shipments we complete on a monthly basis.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had $1,737,160 in cash.

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

          On February 12, 2008, we closed a private offering of restricted shares of our Common Stock. We received gross proceeds of $6,200,000 ($5,727,000 net) from the sale of 3,100,000 shares ($2.00 per share). The shares were sold to a total of 47 investors, none of whom that are residents of the United States. We utilized the proceeds derived from this offering for completing our refineries and funding the commencement of operations. We relied upon the exemption from registration afforded by Regulation S, promulgated under the Securities Act of 1933, as amended, to issue the shares.

SUBSEQUENT EVENT

          On August 11, 2008, we closed a private offering of restricted shares of our Common Stock. We received gross proceeds of 2,550,000 ($2,311,350 net) from the sale of 510,000 Shares ($5.00 per share). The shares were sold to a total of 55 investors, none of whom that are residents of the United States. We intend to utilize the proceeds derived from this offering for the purpose of acquiring an inventory of petroleum crude and palm oil and the development of our oil resell business. We relied upon the exemption from registration afforded by Regulation S, promulgated under the Securities Act of 1933, as amended, to issue the shares.

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

TRENDS

Our primary business over the next 12 months will be the operation of our biodiesel plant and oil refinery. Both of our plants are fully operational and we are currently building our supply and customer bases.

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

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to paragraph (e) of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

          There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the six-month period ended June 30, 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS

          An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

We have incurred losses in the past. We did not begin generating revenues until late in our 2007 fiscal year when we completed our initial sale of oil. In addition, our biodiesel plant described herein did not become operational until the first quarter of 2008. Our audited financial statements for our fiscal year ended December 31, 2006 contained a “going concern” opinion from our independent accountant. However, no such opinion is included in our audited financial statements for our fiscal year ended December 31, 2007. As of June 30, 2008, we had an accumulated deficit of $(2,756,001) and incurred a net loss of $156,486. As of December 31, 2007, we had an accumulated deficit of $(2,599,515) and incurred a net loss of $113,100. For the year ended December 31, 2006, we incurred a net loss of $336,849. While we do not expect to continue to incur losses from operations now that our biodiesel plant is operational, there can be no assurances that this will occur. Until we begin generating profitable operations on a regular basis, we expect to rely on cash from our recent equity financings, as well as loans from affiliates, if necessary, to fund all of the cash requirements of our business. There are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for biodiesel would significantly and adversely affect our sales and profitability.

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

We have submitted an application to list our Common Stock for trading on NASDAQ or other national exchange. The OTC Electronic Bulletin Board is not considered a national exchange. As of the date of this Report we are responding to various comments and concerns expressed by FINRA in its review of our application. There is no assurance that our application for listing on a national exchange will be approved, or if so approved that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

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

          Our management and principal shareholders have the ability to significantly influence or control matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions. Currently, Mr. Saito, our CEO and Chairman of our Board of Directors, owns in excess of a majority of our outstanding Common Stock. As a result, Mr. Saito, acting alone, has the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

          Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

Effective May 28, 2008, we issued an aggregate of 200,000 shares of our Common Stock in favor of Trilogy Capital Partners (“Trilogy”) pursuant to an Investor Relations Agreement that we executed with Trinity on May 28, 2008. Our Board of Directors ratified this action on June 20, 2008. Of these 200,000 shares, 100,000 are being held in escrow pursuant to the aforesaid agreement, to be released on January 1, 2009, provided the agreement is not terminated by us pursuant to the terms of the agreement prior to said date. We relied upon the exemption from registration afforded by Section 4/2 of the Securities Act of 1933, as amended.

Effective June 19, 2008 our subsidiary company, Odin Petroil S.A. (“Odin”), entered into an agreement with FISS – Project Development Ltd., Colombia, South America (“FISS”), wherein FISS has agreed to construct an oil distillation tower at our oil refinery in Santa Marta, Colombia. The total price payable for this tower is estimated at $8.67 million (US), which we paid in part through the issuance of 800,000 shares of our Common Stock. We relied upon the exemption from registration afforded by Section 4/2 of the Securities Act of 1933, as amended.

SUBSEQUENT EVENT

          In March 2008, we commenced a private offering of our Common Stock. On August 11, 2008, we closed this offering and we received gross proceeds of $2,550,000 ($2,311,350 net) from the sale of 510,000 shares ($5.00 per share). The shares were sold to a total of 55 investors, none of whom that are residents of the United States. We relied upon the exemption from registration afforded by Regulation S, promulgated under the Securities Act of 1933, as amended, to issue the Shares.

          We intend to utilize the proceeds derived from this offering for the purpose of acquiring an inventory of petroleum crude and palm oil and the development of our oil resell business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On June 20, 2008 we held our annual meeting of shareholders at the Grand Hyatt Hotel in New York City. At that meeting our shareholders elected our current Board of Directors, as well as ratified the appointment of Ronald R. Chadwick, P.C. as our independent accountant, to undertake an audit of our fiscal year ending December 31, 2008.

In addition, in April 2008 the holders of a majority of our issued and outstanding Common Shares adopted an amendment to our 2007 Stock Option Plan, amending section 3 of said Plan to increase the number of shares of our Common Stock reserved for issuance under the Plan from 1,500,000 shares, to 3,000,000 shares. As of the date of this report, no additional options have been granted under the Plan.

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

AMIWORLD, INC.

Dated: August 13, 2008	By: s/ Mamoru Saito__________________
Mamoru Saito
Chief Executive Officer

Dated: August 13, 2008	By: s/ Ingrely Veitia___________________
Ingrely Veitia
Chief Financial Officer