Form 10-Q
period 2008-09-30
Amiworld, Inc.
filed 2008-11-13
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2008

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 13, 2008, was 23,318,110 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes X No

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

AMIWORLD, INC.

TABLE OF CONTENTS

Page No.

FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flow	F-3
Consolidated Statements of Stockholders’ Equity	F-4
Footnotes to the Consolidated Financial Statements	F-5 - F-7

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEETS

	September 30th	December 31st
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,036,018	$4,639,783
Accounts Receivable	1,023,073	333,523
Prepaid Expenses & Advance Payments	7,031,414	1,435,521
Inventory	1,805,327	750,357
	13,895,832	7,159,184
Fixed Assets
Land & Buildings	15,889,147	12,592,401
Machinery & Vehicles	253,810	157,821
Equipment & Furniture	657,542	443,124
Less: Accumulated Depreciation	(907,399)	(131,647)
	15,893,100	13,061,699
Other Assets
Deposits	3,150	3,150
	3,150	3,150
TOTAL ASSETS	$29,792,082	$20,224,033

LIABILITIES & EQUITY
Current Liabilities
Accounts payable and accrued expense	$2,056,969	$1,297,648
Advance Deposits	550,730	-
Corporate taxes payable	-	2,157
Notes Payable - Bank	383,849	-
Due to affiliated companies (net)	1,803,158	-
	4,794,706	1,299,805
Minority Interests	475,280	431,854
Equity
Common Shares: $.001 par value
175,000,000 shares authorized;
23,318,110 (2008), 20,958,110 (2007) shares issued and outstanding	23,318	20,958
Additional paid in capital	29,403,005	21,034,977
Deferred Compensation Expense - Stock and Options	(201,176)	-
Accumulated other comprehensive income	(2,148,351)	35,954
Accumulated deficit	(2,554,700)	(2,599,515)
	24,522,096	18,492,374
TOTAL LIABILITIES & EQUITY	$29,792,082	$20,224,033

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30th		September 30th
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Product Sales	$5,710,492	$-	$10,915,845	$-
Oil Trading Commission	-	180,000	360,000	180,000
	5,710,492	180,000	11,275,845	180,000
Cost of Goods Sold	4,427,615	-	8,087,464	-
Gross Profit	1,282,877	180,000	3,188,381	180,000

General and Administrative Expenses
Compensation Expense - Options	$69,510	$-	$208,529	$-
Depreciation	179,001	3,975	868,901	10,658
Legal and professional	114,729	46,880	439,079	190,021
Wage expense	168,814	8,830	357,535	40,345
Supplies and office expense	177,609	2,947	264,489	11,792
Telephone and utilities	35,336	3,114	140,877	5,330
Rents	33,399	23,154	104,961	73,025
Miscellaneous	32,293	718	65,432	718
Hotel, travel, and entertainment	24,558	20,572	96,242	28,850
Advertising, marketing, and public relations	208,728	6,354	362,791	16,976
Corporate taxes and related	-	-	-	4,939
Investor Relations	129,694	-	196,735	-
Listing, sponsor, and transfer agent fees	7,866	1,939	16,651	13,036
	1,181,537	118,483	3,122,222	395,690
Other Income and (Expense)
Interest Income	1,667	25,137	4,285	58,645
Miscellaneous Income	8,207	-	17,799	-
	9,874	25,137	22,084	58,645
Income (loss) before provision for income tax	111,214	86,654	88,243	(157,045)
Provision for income tax	-	-	-	-
Minority Interest net (Income) loss	(18,837)	(8,147)	(43,428)	(8,135)
Net Income (Loss)	$92,377	$78,507	$44,815	$(165,180)

Other Comprehensive Income (Loss) - Net of Tax
Foreign currency translation gains (losses)	(2,964,439)	(61,531)	(2,184,305)	146,691
Comprehensive Income (Loss)	$(2,872,062)	$16,976	$(2,139,490)	$(18,489)

Weighted average (loss) per share (Basic and fully diluted)	$(0.00)	$0.01	$(0.02)	$(0.02)
Weighted average number common shares outstanding	23,281,327	7,236,910	22,317,424	6,616,337

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30th
	2008	2007
	(Unaudited)	(Unaudited)
CASH PROVIDED BY (USED FOR):
Operating Activities
Net (Loss)	$44,815	$(137,989)
Items not involving an outlay of funds:
Depreciation and amortization	868,901	11,400
Compensation Expense - Options	208,529	-
Compensation Expense - Investor Relations	68,333	-
Minority Interest in net income	(43,428)	8,135
	1,147,150	(118,454)
Change in non-cash operating balances
Accounts Receivable	(710,308)	-
Prepaid expenses & advance payments	(1,668,706)	(189,918)
Inventory	(1,093,163)	-
Accounts payable and accrued expense	807,472	2,215,412
Advance Deposits	550,730	-
Due to affiliated companies (net)	1,795,390	1,966,814
Net cash used for operating activities	828,565	3,873,854
Investing Activities
Purchase of fixed assets	(4,277,934)	(4,431,085)
Equipment deposits	-	836,797
Pre-operative spending	-	(442,695)
Net cash used for investing activities	(4,277,934)	(4,036,983)
Financing Activities
Proceeds from borrowing	383,849	-
Issuance of common stock	3,892,350	2,501,900
Net cash provided from financing activities	4,276,199	2,501,900
Effect of exchange rate changes on cash	(1,430,595)	77,274
Increase (decrease) in cash	(603,765)	2,416,045
Cash, beginning of year	4,639,783	1,454,648
Cash, end of the period	$4,036,018	$3,870,693
Schedule of Non-Cash Investing and Financing Activities
In January 2008 the Company issued options worth $1,490,000 in exchange
for services to be performed evenly throughout 2008	$278,038
In May 2008 the Company issued stock for services worth $200,000 in exchange for
investor relations services to be performed evenly over a twelve month period	$200,000
In June 2008 the Company issued stock worth $4,000,000 in exchange for
advance payment for the expansion of the Companies petroleum refinery	$4,000,000
Supplemental Disclosure
Cash paid for interest	$9,143	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

7

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Deferred
					Compensation	Accum. Other
	Common Stock		Paid In	Accum.	Expense-Stock	Comprehensive	Stockholders’
	Shares (1)	Amount	Capital	Deficit	and Options	Income/(Loss)	Equity

Balance at December 31, 2007	20,958,110	$20,958	$21,034,977	$(2,599,515)	$-	$35,954	$18,492,374

Cash Proceeds from issuance of stock	1,360,000	1,360	3,890,990	-	-	-	3,892,350

Deferred Compensation Expense – Options	-	-	278,038	-	(278,038)	-	-

Deferred Compensation Expense – Stocks	200,000	200	199,800	-	(200,000)	-	-

Deferred Compensation Expense	-	-	-	-	276,862	-	276,862

Stock Issued for FISS Expansion Contract	800,000	800	3,999,200	-	-	-	4,000,000

Foreign currency translation gain (loss)	-	-	-	-	-	(2,184,305)	(2,184,305)
			-
Net Income (loss) for the period	-	-	-	44,815	-	-	44,815

Balance at September 30, 2008 (Unaudited)	23,318,110	$23,318	$29,403,005	$(2,554,700)	$(201,176)	$(2,148,351)	$24,522,096

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

AMIWORLD, INC.

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

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

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

The net income (loss) per share is computed by dividing the net income ( loss ) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.       (l)Comprehensive income (loss)

The Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 1230”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The foreign currency translation gains (losses) resulting from the translation of the financial statements of Odin Energy Santa Marta, Ltd. and Odin Petroil, Ltd., expressed in Columbian pesos, to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2008 and 2007

          During the three month period ended September 30, 2008, we generated revenues of $5,710,492, all of which was from the sale of diesel and biodiesel products compared to revenues of $180,000 during the three month period ended September 30, 2007, an increase of $5,530,492. All of the revenues generated during the aforesaid period in 2007 arose from oil trading commissions, as our biodiesel plant had not yet become operational.

          Cost of goods sold was $4,427,615 during the three month period ended September 30, 2008. We did not incur any costs of goods sold during the relevant period in 2007.

          Our general and administrative expense increased by $1,063,055, from $118,483 during the three months ended September 30, 2007, to $1,181,538 for the three months ended September 30, 2008, primarily as a result of our commencement of operations of our biodiesel plant. Our general and administrative expense rose in virtually all categories due to commencement of these operations, including: (i) increases of $67,849 in legal, accounting and professional fees, which increased as a result of costs incurred relating to our now being a reporting company under the Securities Exchange Act of 1934, as amended; (ii) wage expense increased by $159,984 due to commencement of our operations and increased personnel; (iii) depreciation increased by $175,026 due to the addition of plant depreciation, (iv) supplies and other office costs increased by $174,662; (v) telephone and utilities increased by $32,222; (vi) hotel, travel, and entertainment increased $37,894; and (vii) advertising, marketing, and public relations increased by $202,374. We also incurred cost related to our investor relations efforts in the amount of $129,694, which we did not incur during 2007. We expect that our general and administrative expenses will continue to rise during our 2008 fiscal year as a result of our having a full year of operations.

          As a result, we generated net income of $92,377 during the three months ended September 30, 2008 (less than $.01 per share), compared to net income of $86,654 during the three months ended September 30, 2007 (approximately $0.01 per share). While no assurances can be provided, we expect that we will continue to be profitable during the remaining quarter of our fiscal year ended December 31, 2008.

Comparison of Results of Operations for the nine months ended September 30, 2008 and 2007

          During the nine month period ended September 30, 2008, we generated revenues of $11,275,845, including $10,915,845 from sale of diesel and biodiesel products and $360,000 from oil trading commissions. During the nine month period ended September 30, 2007, we generated $180,000 in oil trading commissions, but did not generate any revenues from the sale of diesel and biodiesel products during this period, as our plant had not yet been completed.

          Cost of goods sold was $8,087,464 during the nine month period ended September 30, 2008, which arose from feedstock costs applicable to the operation of our diesel and biodiesel plants. We did not incur any costs of goods during the nine month period ended September 30, 2007.

          Our general and administrative expense increased by $2,726,532, from $395,690 during the nine months ended September 30, 2007, to $3,122,222 for the nine months ended September 30, 2008, primarily as a result of our commencement of operations. Our general and administrative expense rose in virtually all categories, including: (i) during January 2008 we issued 1,490,000 options for services to be performed equally throughout 2008 resulting in the recognition of a compensation expense of $208,529; (ii) increases of $249,058 in legal, accounting and professional fees, which increased as a result of costs incurred relating to our now being a reporting company under the Securities Exchange Act of 1934, as amended; (iii) wage expense increased by $317,190 due to commencement of our operations and increased personnel; (iv) depreciation increased by $858,243 due to the addition of plant depreciation; (v) supplies and other office costs increased by $252.697; (vi) telephone and utilities increased by $135,547; (vii) hotel, travel, and entertainment increased $67,392; and (viii) advertising, marketing, and public relations increased by $345,815. We also incurred cost related to our investor relations program in the amount of $196,735, which we did not incur during 2007. We expect that our general and administrative expense will continue to rise during our 2008 fiscal year as a result of our having a full year of operations.

          As a result, we generated net income of 44,815$ during the nine months ended September 30, 2008 (less than $0.01 per share), compared to a net loss of $157,045 during the nine months ended September 30, 2007 (approximately $0.02 per share). While no assurances can be provided, we expect that we will continue to be profitable during our fiscal year ended December 31, 2008.

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

The plant and palm oil deacification plant was constructed at Bernardini’s location in Italy and sent via ship to our Colombian location. We sent two of our representatives to Italy to supervise the manufacture of the reactor and sedimentation tanks of the plant and make all necessary tests to verify that the engineering specifications and characteristics are consistent with the information we provided to Bernardini. We were responsible for the costs of shipping from Italy, which cost approximately $90,000. The agreement provided for Bernardini to provide training on the operation and operability of the plants to our employees, as well as to perform technical trials to insure that all aspects of the plants are performing properly. The agreement contained certain guarantees provided by Bernardini, including a mechanical guarantee, guaranteeing the equipment for the anticipated use against design and execution defects for a period of 12 months from January 28, 2008, the date we commenced start up operations, but in no event longer than 18 months from the date of last shipment (December 10, 2007). Subsequently, we agreed with Bernardini to allow them to purchase an insurance policy insuring the equipment, rather than the mechanical guarantee. This policy was in effect until August 30, 2008, with total coverage of €2,090,000. In addition, the agreement guaranteed a production capacity of 120 thousand liters per day of biodiesel, with Bernardini to replace any and all inoperable parts or manufacturing defects at no cost to us for a period of 12 months following the plant’s startup date.

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

          Based upon advice of technicians that we have consulted with, the plant will be capable of expansion to approximately 360,000 liters a day within three years of operation with the addition of new processing equipment. We intend to expand to the 360,000 liters with the acquisition of additional equipment once we become more familiar with the market for the end product and have the ability to sell this additional product utilizing proceeds derived from operations to cover the cost of this new equipment, as well as the proceeds that we have received from our current private offering. See “LIQUIDITY AND CAPITAL RESOURCES” and “Part II, Item 2, UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS." This equipment includes the biodiesel plant and all related equipment necessary for processing the additional fuel production. The anticipated cost for this expansion will be approximately $4.8 million and is expected to take approximately eight months to complete from inception. We have estimated that it will take approximately three years to reach full production capacity of 360,000 liters (96,000 gallons) daily. Once full capacity is reached, our plant is expected to produce 108,000 tons (28.8 million gallons) annually. There can be no assurances that we will have sufficient capital available to undertake this expansion.

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

          Effective June 19, 2008, our subsidiary company, Odin Petroil S.A. (“Odin”), entered into an agreement with FISS – Project Development Ltd., Colombia, South America (“FISS”), wherein FISS has agreed to construct an oil distillation tower at our oil refinery in Santa Marta, Colombia. The total price payable for this tower is estimated at $8.67 million (US), which shall be payable through the issuance of 800,000 shares of our Common Stock, plus cash payments of $2 million on September 30, 2008, with the remaining estimated cash payment of $2.67 million due upon completion of the project. Completion is anticipated to take place around the end of 2008. Contract change orders and/or extras may arise in the future changing the estimated amount of this contract.

On September 30, 2008, Odin agreed to lease and operate another petroleum diesel refinery in the free trade zone in Santa Marta, Colombia. The lease commenced October 1, 2008, for a period of six months. Odin is leasing the refinery from Odin Petroil ZF Ltda. U, which is a company owned by Mamoru Saito, our CEO, who recently entered into a six month option agreement to acquire the refinery and if operations prove successful, the option to purchase will be assigned to us. If executed, the option price for the refinery is $3,203,800. At full capacity the increased production is expected to add approximately $10-$12 million in revenues over the next six months. The cost of the lease totals approximately $725,000.

          Recently, we announced that we had secured a $56 million delivery agreement over the next 12 months with a major South American energy-trading company C.I. Vanoil S.A. It is expected that the production from this new leased refinery will assist us in meeting the requirements of this agreement until our expansion of our existing refinery has been completed.           We expect that the expansion project and the new leased refinery will allow us to increase production by approximately 75,000 barrels per month in the aggregate. The first phase of this project was completed June 27, 2008, which included an upgrade to our existing tower, oven, pumps and heat exchangers on our current refining tower. This upgrade increased our current capacity by 15,000 barrels per month, which brought our capacity from 30,000 barrels per month to 45,000 barrels per month.

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

Odin Petroleum is also acting as a sales agent for both Odin Energy and Odin Petroil. As a result, Odin Petroleum will receive 2.5% of all sales made by these two entities in exchange for providing marketing and fund settlement. During the three month period ended September 30, 2008, Odin Petroleum had collected revenues of $253,713.29 from sales commissions related to Odin Energy and Odin Petroil.

Odin Petroleum is currently focused principally on generating sales to cover the entire production of both plants. In addition we are continuing to seek out opportunities to develop additional trade routes and expand its transportation business.

Shipping Business

We are also diversifying our business activities in a synergistic manner by developing the business plan of Great Voyages Co., Ltd. (“Great Voyages”) that is developing a cargo shipping business. The first part of the business is to charter ships for the shipment of oil and related petroleum products within the Caribbean region. We have already begun shipping oil. In February 2008, Great Voyages entered into a lease agreement to charter a cargo vessel with Serport, S.A., a commercial partnership domiciled in Colombia. The lease provides for a monthly lease payment of 63,000,000 Colombia Pesos (approximately US$30,800) and will become effective 24 months from the time we take possession of the ship. We have been assigned a shipping dock and are waiting to take possession of the ship. As of the date of this Report, we are unsure when we will elect to take possession, but expect that we will assume possession once we reach an agreement with a third party to transport petroleum products. Great Voyages will use the vessel to transport fuel produced by Odin Energy and Odin Petroil, as well as to provide shipping for arranged oil-resells by Odin Petroleum. Great Voyages, in which we own a 45% interest, currently receives 10% of the transportation costs from Odin Petroleum as a result of the Petroleos Panamerican arrangement, which generates a fixed profit of $3,600 monthly. Our portion will be approximately $1,620. This profit will increase as a result of our possession of our chartered barge, but will vary depending on the number of shipments we complete on a monthly basis.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had $4,036,018 in cash.

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

Relevant thereto, on September 24, 2008, we received a loan from JASB in the principal amount of $1,803,158. We took this loan in expectation of our purchase of the second petroleum diesel refinery in Santa Marta, Colombia. After review of this proposed transaction, we elected to lease this facility rather than acquire the same at that time. Management believed that by leasing and operating this facility prior to our acquisition of the same, we would have a better understanding of plant operations. We repaid this loan in October 2008. No interest was paid. See “PLAN OF OPERATION,” above.

In July 2008, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$232,150) each. At September 30, 2008, Odin Energy had drawn down the principal balance of $416,666,666 pesos (US$193,458) and Odin Petroil had drawn down the principal balance of $410,058,682 (US$190,390). These lines of credit mature on July 15, 2009. Interest accrues at the rate of 17.1381% per annum.

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

We believe that we have sufficient funds available from these fund raising efforts, as well as from our recently commenced operations, to allow us to be able to continue to develop our business plan over the next 12 months and in the foreseeable future. While no assurances can be provided, we believe that we will generate a profit from operations during our fiscal year ended December 31, 2008. We do not expect to raise additional equity in the future, except in the event we elect to do so in order to provide the financing for the expansion of our current refineries, acquisition of a supply chain or for additional biodiesel plants described above. There are no assurances that we will not elect to raise additional equity capital in the future.

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

TRENDS

Our primary business over the next 12 months will be the continued expansion and operation of our biodiesel plant and oil refinery. Both of our plants are currently operational. We are currently building our supply and customer bases.

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

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to paragraph (e) of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

          There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the nine-month period ended September 30, 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 1A.	RISK FACTORS

          An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

We have incurred losses in the past. We did not begin generating revenues until late in our 2007 fiscal year when we completed our initial sale of oil. In addition, our biodiesel plant described herein did not become operational until the first quarter of 2008. Our audited financial statements for our fiscal year ended December 31, 2006 contained a “going concern” opinion from our independent accountant. However, no such opinion is included in our audited financial statements for our fiscal year ended December 31, 2007. As of September 30, 2008, we had an accumulated deficit of $(2,554,700) and generated a net income of $44,815. As of December 31, 2007, we had an accumulated deficit of $(2,599,515) and incurred a net loss of $113,100. For the year ended December 31, 2006, we incurred a net loss of $336,849. While we do not expect to continue to incur losses from operations now that our biodiesel plant and petroleum refinery are operational, there can be no assurances that this will occur. Until we begin generating profitable operations on a regular basis, we expect to rely on cash from our recent equity financings, as well as loans from affiliates, if necessary, to fund all of the cash requirements of our business. There are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for biodiesel would significantly and adversely affect our sales and profitability.

We have spent a significant amount of our capital on our biodiesel plant construction. We can make no assurances that this capital expenditure will successfully achieve desired results. If our biodiesel plant does not achieve desired results, our business and results of operation will be adversely impacted. Additionally we had firm contracts on all significant portions of the construction that contain provisions for workmanship and warranties. However, there can be no assurances that problems in this regard will not arise in the future.

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

Our financial performance will be dependent on prices and availability for palm oil, biodiesel and other chemical inputs, which are subject to and determined by market forces outside our control. An increase in the prices for these input commodities will materially affect our ability to operate at a profit. Our result of operations and financial condition is significantly affected by the cost and supply of palm oil. Palm oil is currently our single largest expense. The price of palm oil is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions, the output and proximity of palm crush facilities, and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of palm oil is difficult to predict. Any event that tends to negatively affect the supply of palm oil, such as adverse weather or crop disease, could increase palm oil prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in sourcing palm oil on economical terms due to supply shortages. Such a shortage could require us to suspend operations until palm oil is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for palm oil at a facility could also increase if an additional biodiesel production facility is built in the same general vicinity. We are unaware of any other facility that is being planned in the vicinity of our plant.

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

          Because members of our management are also involved with other companies, there is a potential that conflicts of interest may arise in the future. JASB, one of our principal shareholders and co-owner of Great Voyages, one of our subsidiaries, is a company that is controlled by Mr. Saito, our Chief Executive Officer and a director. JASB has loaned us money from time to time in the past and may do so in the future. JASB also constructed the petroleum refinery on the same parcel of property and adjacent to the biodiesel plant constructed by us that we acquired. We obtained an independent valuation to establish the terms of this acquisition. JASB undertook this endeavor as a result of our limited financial abilities. Prior to acquiring this refinery we leased this property to JASB at a rate of approximately $4,550 per month (10,000,000 pesos), which is consistent with applicable lease rates in Santa Marta, Colombia. However, as a result of this relationship it is possible that conflicts of interest may arise in the future. If such conflicts do arise, Mr. Saito intends to resolve any such conflicts in the most favorable manner to us. However, there can be no assurances that unexpected situations will arise in the future that cannot be resolved in our favor.

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

Availability of charters and suitable ships for biodiesel and oil transportation may become limited or costs may be increased by higher fuel, crew, and maintenance costs. We are marketing our biodiesel fuel in Colombia and, if the economics are favorable, to other locations in North and South

America. If we do sell our product outside of Colombia, we will need to arrange for transportation of our fuel. As of the date of this Report we are chartering a ship for transport. In February 2008, Great Voyages came to terms on its first charter with Serport, S.A. We are currently waiting to take possession of the ship, which is expected to occur once we have contracted to transport petroleum products. There is a constant demand by competitors for charter ships. In the future the cost for additional charters may become excessive in price if demand increases sharply. Additionally, higher prices for fueling, crewing, and maintaining charters may ultimately be passed on to us, thereby decreasing our profitability.

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

The biodiesel production and marketing industry is competitive. There are many competitors that have greater financial and other resources than we do and one or more of these competitors could use their greater resources to gain market share at our expense.According to the National Biodiesel Board, the biodiesel manufacturing industry is experiencing rapid growth in the United States. (www.nationalbiodieselboard.org). New plant construction or decreases in demand for biodiesel may result in excess production capacity, which could have an impact upon our ability to operate profitably. Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel, which means that we may be unable to acquire the inputs needed or be unable to acquire the inputs at a profitable price. In addition, if the excess capacity occurs, we may be unable to market our products at profitable prices.

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

We have been unprofitable in the past. We did not begin generating profits from operations until June 2008. While we believe we will continue to generate profits in the future, there are no assurances that we will be able to do so.

          We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their SEC reports, including this Form 10-Q. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.

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

We have submitted an application to list our Common Stock for trading on NASDAQ and the American Stock Exchange. The OTC Electronic Bulletin Board is not considered a national exchange. As of the date of this Report we are responding to various comments and concerns expressed by FINRA in its review of our application, but because of the lengthy delay in our obtaining approval to list our Common Stock for trading on NASDAQ, in November 2008 our management elected to attempt to list our Common Stock for trading on the American Stock Exchange. We are currently awaiting initial comments from the American Stock Exchange. There is no assurance that our application for listing on either national exchange will be approved, or if so approved that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.18	Promissory Note of Odin Petroil S.A. to Bancolombia

10.19	Promissory Note of Odin Energy Santa Marta Corporation S.A. to Bancolombia

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMIWORLD, INC.

Dated: November 13, 2008	By:s/Mamoru Saito___________________
Mamoru Saito
Chief Executive Officer

Dated: November 13, 2008	By: s/Ingrely Veitia___________________
Ingrely Veitia
Chief Financial Officer