Form 10-K
period 2008-12-31
Amiworld, Inc.
filed 2009-04-15
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________________

Commission File Number 000-52742

AMIWORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5928518
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

60 E. 42nd Street, Suite 1225

New York, NY 10165

(Address of principal executive offices)

(212) 557-0223

(Registrant's telephone number including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [_] No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a	Smaller reporting company ☒
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No ☒

The aggregate market value of the shares of voting stock held by non-affiliates of Amiworld as of December 31, 2008 was $2,425,140.

As of April 14, 2009, the Registrant had 23,218,110 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 22, 2009, are incorporated by reference in certain sections of PART III.

TABLE OF CONTENTS

PAGE

Facing Page

Index

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
	And Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	33
Item 9.	Changes in and Disagreements on Accounting and Financial Disclosure	52
Item 9A.	Controls and Procedures	52
Item 9B.	Other Information	53

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions, and Director Independence	52
Item 14.	Principal Accounting Fees and Services	54

PART IV

Item 15.	Exhibits, Financial Statement Schedules	54

SIGNATURES	56

FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Amiworld, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

          Important factors known to us that could cause such material differences are identified in this report and in our "Risk Factors" in Item 1A. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1.	BUSINESS

HISTORY

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

DESCRIPTION OF CURRENT BUSINESS

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

•

Oil Resell Business – We are engaged in the purchase of oil throughout South America and re-selling the oil in Central America and the Caribbean. In July 2007, we successfully completed our initial endeavor in this regard and we were generating a monthly gross profit of $60,000 from these operations through June 2008. We will be attempting to develop other routes in the future, but there are no assurances that we will be successful in these efforts.

•

Shipping Business – This division will acquire or charter a number of ships. Initially these ships will focus on shipments of crude oil and diesel products, but may be expanded in the future. We have leased one ship and we have identified a number of other future ships to charter and/or purchase. We have delayed taking possession of the ship we leased until market conditions warrant the addition. It is anticipated that ships will be acquired in the 500 to 2,000 ton class.

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

The agreement with Bernardini provided for all necessary equipment for oil pre-treatment and refining. In addition, we also needed to construct storage tanks for both the raw and completed materials. In November 2006 we entered into a contract with a local contractor to provide these tanks. This agreement provided for delivery of a total of nine iron storage tanks, including six 560 ton capacity tanks, two 87 ton capacity tanks and one 450 ton capacity tank, for a total turnkey purchase price of $137,476, excluding manufacturing, assembly and installation. We were responsible for providing the raw materials that cost approximately $222,945. The tanks were completed in their entirety on November 15, 2007.

The plant was completed in the fourth calendar quarter of 2007, with net cash inflows commencing within thirty days after opening. The cost to build our biodiesel plant was $9,062,538. These costs included the cost of the land as well as all ancillary costs, which was $489,603. The largest portion of the cost was the biodiesel plant and its respective shipping and installation components, which was $3,035,273. Building costs in Colombia were $2,068,002. The storage tanks cost $674,650. During January 2008 we automated the plant to enable full capacity at a cost of $1,795,114. All other costs including the laboratory, fire systems, and other infrastructure were $999,896. Costs were paid from the funds derived from our December 2006 private offering. We also received additional funding of $2 million in September 2007 from JASB to cover the remaining plant costs. This loan, along with other loans made to us from affiliated companies, was subsequently converted into shares of our Common Stock. See “LIQUIDITY AND CAPITAL RESOURCES,” below.

Based upon advice of technicians that we have consulted with, the plant will be capable of expansion to approximately 360,000 liters a day within three years of operation with the addition of new processing equipment. We intend to expand to the 360,000 liters with the acquisition of additional equipment once we become more familiar with the market for the end product and have the ability to sell this additional product, utilizing proceeds derived from operations to cover the cost of this new equipment, as well as the proceeds that we have received from our recent private offerings. See “LIQUIDITY AND CAPITAL RESOURCES,” below. This equipment includes the biodiesel plant and all related equipment necessary for processing the additional fuel production. The anticipated cost for this expansion will be approximately $4.8 million and is expected to take approximately eight months to complete from inception. We have estimated that it will take approximately three years to reach full production capacity of 360,000 liters (96,000 gallons) daily. Once full capacity is reached, our plant is expected to produce 108,000 tons (28.8 million gallons) annually. There can be no assurances that we will have sufficient capital available to undertake this expansion.

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

Source: Oil World

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

          In addition to palm oil we will also need to secure a significant supply of Methanol, which accounts for approximately 9.6% of the raw materials. There are three basic routes to ester production from oils and fats:

• Base catalyzed transferication of the oil with alcohol;

• direct acid catalyzed esterifiication of the oil with methanol; and

• conversion of the oil to fatty acids, and then Alkyl esters with acid catalysis.

          The majority of producers currently use a base catalyzed reaction for economic reasons. We also use this process. The production starts with the procurement of raw materials, which are stored onsite in storage tanks. The material is then pumped into the refining unit. The refining unit was designed and built by Bernardini.

Marketing

We believe that there are several market segments we can pursue in our biodiesel operations, including:

-	• Electrical Generation
-	• Farming
-	• Fleets
-	• General Interest
-	• Heating Oil
-	• Marine
-	• Mining
-	• Passenger Vehicles
-	• Premium Diesel
-	• School Buses
-	• Transit

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

On November 26, 2006, Colombia and the US signed a Free Trade Agreement. One of the products that are included in the agreement is biodiesel, making the US an excellent market opportunity considering its proximity to Colombia. Biodiesel is currently the principal renewable fuel for diesel engines in commercial production in the US. This agreement has not been approved by the U.S. Congress and is still pending.

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

Shipping and Delivery

          If we are unable to sell all of our biodiesel in Colombia and are required to ship our biodiesel product overseas, dispatch will be done at the Santa Marta Port. This port offers the following advantages:

-	• There are seven docks available

-	• Tugs assistance

-	• Proximity with our biodiesel plant

-	• Pilot Assistance

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

We have estimated that we will produce approximately 3,000 tons of biodiesel monthly. If we determine that our most favorable marketing opportunities are in the US, it will be necessary for us to use two tanker ships in order to cover the United States ports as follow:

•	This ship will cover the East Coast of the U.S. calling on the following ports: New York, Philadelphia, Baltimore, Norfolk, Charleston, Savannah and Miami.

•	This ship will cover the West Coast (Los Angeles, San Francisco), as well as the Gulf Coast, including Houston and New Orleans. For this service the tanker ship will use the Panama Canal.

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

          On December 10, 2007, in a transaction classified in our financial statements included herein as a common control acquisition, we acquired JASB’s entire ownership interest in Odin Petroil, in exchange for 7,814,772 shares of our “restricted” Common Stock. The consideration for the acquisition of Odin was determined based upon an independent valuation of Odin. Pursuant to common control acquisition accounting, our operations and Odin Petroil have been combined from the date of inception of Odin Petroil (March 6, 2007). See “PART II, ITEM 8, FINANCIAL STATEMENTS.” We originally planned to acquire Odin in exchange for cash, but subsequently elected to issue equity rather than pay cash in order to conserve our capital.

The site is approximately 20,000 square feet. As of the date of this Report, the refinery is operational. Odin Petroil constructed this oil refinery and concluded construction operations on August 27, 2007. On October 1, 2007, the refinery completed all of its testing, staff training, and began its refining operations. During October 2007, Odin Petroil engaged in production activities, but did not begin generating revenues until November 2007. During November 2007 through December 10, 2007, the pre-acquisition period, Odin Petroil generated gross revenues of $133,398 from the refinery’s operations. From December 10, 2007 through December 31, 2007, the post-acquisition period, Odin Petroil generated gross revenues of $947,269. During this period the refinery operated at approximately 50% of its production capacity. Through automation of the plants refining ability, the plant became capable of producing 100% of its capacity in February 2008. During our fiscal year ended December 31, 2008, this plant generated $8,495,870 in revenues.

          Effective June 19, 2008 our subsidiary company, Odin Petroil S.A. (“Odin”), entered into an agreement with FISS – Project Development Ltd., Colombia, South America (“FISS”), wherein FISS agreed to construct an oil distillation tower at our oil refinery in Santa Marta, Colombia. The total price payable for this tower is estimated at $8.67 million (US), which shall be payable through the issuance of 800,000 shares of our Common Stock, plus cash payments of $2 million paid on September 30, 2008, with the remaining estimated cash payment of $2.67 million due upon completion of the project. In the first quarter, construction was slowed, as our management believes that we do not need this additional capacity as of yet. As of the date of this Report, completion is anticipated to take place around the end of 2009, subject to market conditions. Since Odin Petroil did not need the added capacity due to a decrease in its expected sales this lease was temporarily put on hold and will be resumed when the capacity is needed. Contract change orders and/or extras may arise in the future changing the estimated amount of this contract.

On September 30, 2008, Odin agreed to lease and operate another petroleum diesel refinery in the free trade zone in Santa Marta, Colombia. The lease commenced October 1, 2008, for a period of six months, which has subsequently been extended for an indefinite period, until such time as permitting and licensing can be completed, which is expected during the third calendar quarter of 2009. Since Odin Petroil did not need the added capacity due to a decrease in its expected sales this lease was temporarily put on hold and will be resumed when the capacity is needed. Odin is leasing the refinery from Odin Petroil ZF Ltda. U, which is a company owned by Mamoru Saito, our CEO. If these operations prove successful, the option to purchase can be assigned to us. If executed, the option price for the refinery is 8,450,000,000 pesos (US $3,752,000). The cost of the lease totals approximately 1,550,000,000 pesos (US $725,000), which can be applied to the option price leaving a balance of 6,900,000,000 pesos (US$3,027,000). Under the extension Odin Petroil ZF Ltda. U will continue to pay monthly payments of 250,000,000 pesos (US $111,000), which can also be applied to the option price.

          In August 2008, we announced that we had secured a $56 million delivery agreement over the next 12 months with a major South American energy-trading company C.I. Vanoil. It is expected that the production from this new leased refinery will assist us in meeting the requirements of this agreement until our expansion of our existing refinery has been completed. Due to market conditions by mutual agreement this contract was suspended in November 2008 and the companies are currently in discussions on resuming this agreement.

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

JASB’s also paid $396,998 for operational expenses and other balances for a total investment of $6,014,534. This transaction was a common control transaction and as a result it was treated as though Amiworld took over JASB’s position from the inception of Odin Petroil and as a result Amiworld keeps the recorded book value of the investment, which is $6,014,534 on its records as its ownership.

As a result of this acquisition, in addition to having the capacity to produce two distinct types of fuels we also can produce blended fuels. Colombia recently passed legislation requiring petroleum diesel fuel to be blended with biodiesel fuel on a 95:5 basis. The United States and other countries are increasingly working toward a mixture of 80:20 due to environmental benefits. Having the internal capacity to blend fuels is expected to give us a significant competitive advantage by eliminating the “middle-man.” Specifically, we will now have the ability to blend our own fuel, thus eliminating having the oil refineries perform this task and add a mark-up to their price for the blended fuel. In November 2008 we reached an agreement with Odin Energy Corporation (Panama Corporation), a wholly-owned subsidiary of JASB of New York Corporation (Amiworld’s principal shareholder), to supply biodiesel and petroleum diesel to its planned mixing plant and to subsequently sell the mixed products. Odin Energy Corporation purchased approximately 2.5 acres of land adjacent to Odin Energy Santa Marta, Ltd. It is anticipated that construction of the mixing plant will be completed by the middle of 2009. Once completed the Odin Energy mixing plant will be capable of producing a number of biofuel blends to meet the requirements of various national governments. For example, B5, which is mandated in Colombia, to distribute in the Atlantic coast, as well as other percentages such B7, B10, or B20. Until this mixing plant is complete we will use temporary mixing facilities so that mixed products can be sold in the interim. There are no assurances that the ability to blend fuels will result in any competitive advantages.

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

We are hoping to construct additional tanks at the port zone for storage and shipping purposes for our diesel and petroleum products. We are currently in discussions with the port zone and they have provided us a plan to construct a storage area exclusive for fuel storage. We have sent a letter requesting inclusion in the project and we are expecting to receive information from the Port Society as to the location and the other necessary construction issues that will be made for piping and pumping purposes. Our current plan is to construct tanks with an approximately capacity of 600,000 barrels per month. We have not yet received estimates or approval from the port authority and cannot currently estimate the total project costs. This project is still in the planning phase by the Port Society.

Oil Resale Business

Effective July 5, 2007, Odin Petroleum entered into a 12 month contract to transport oil with Petroleos Panamerican. The relevant agreement provided for the transportation of 300,000 gallons of oil monthly from Pointe-a-Pierre in Trinidad & Tobago to Cristobal, Panama. The oil was loaded monthly onto a tanker and the delivery was completed within an expected 21 days. The agreement provided for a fixed commission of $.20 per gallon and as a result we receive a fixed profit of $60,000 per month regardless of the amount of sales and related oil and shipping costs and we continued to receive this profit through June 2008. This contract is now complete and was not renewed. We are negotiating several new shipping arrangements and are confident that additional shipping arrangements will be added in the future. However, no assurances can be provided that we will enter into any new such agreements in the future.

Odin Petroleum is also acting as a sales agent for both Odin Energy and Odin Petroil. As a result, Odin Petroleum will receive a net 2.5% of all sales made by these two entities in exchange for providing marketing and fund settlement. During the year ended December 31, 2008, Odin Petroleum had collected net revenues of $232,485 from sales commissions related to Odin Energy and Odin Petroil.

Odin Petroleum is currently focused principally on generating sales to cover the entire production of both plants. In addition we are continuing to seek out opportunities to develop additional trade routes and expand its transportation business.

Shipping Business

We are also diversifying our business activities in a synergistic manner by developing the business plan of Great Voyages Co., Ltd. (“Great Voyages”) that is developing a cargo shipping business. The first part of the business is to charter ships for the shipment of oil and related petroleum products within the Caribbean region. We have already begun shipping oil. In February 2008, Great Voyages entered into a lease agreement to charter a cargo vessel with Serport, S.A., a commercial partnership domiciled in Colombia. The lease provides for a monthly lease payment of 63,000,000 Colombia Pesos (approximately US$30,800) and will become effective 24 months from the time we take possession of the ship. We have been assigned a shipping dock and are waiting to take possession of the ship. As of the date of this Report we are unsure when we will elect to take possession, but expect that we will assume possession once we reach an agreement with a third party to transport. Great Voyages will use the vessel to transport fuel produced by Odin Energy and Odin Petroil, as well as to provide shipping for arranged oil-resells by Odin Petroleum. Great Voyages, in which we own a 45% interest, currently receives 10% of the transportation costs from Odin Petroleum as a result of the Petroleos Panamerican arrangement, which generates a fixed profit of $3,600 monthly. Our portion will be approximately $1,620. While no assurances can be provided, we believe that profits will increase once we assume possession of this barge, which is not expected to occur until we identify that such a need has arisen. Results of operations of this endeavor will vary depending on the number of shipments we complete on a monthly basis.

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

          On June 7, 2007, we filed a registration statement on Form SB-2 with the US Securities and Exchange Commission, wherein we registered 3,573,800 shares of our issued and outstanding Common Shares, including those shares issued in the aforesaid private offering. This registration statement became effective October 5, 2007. On July 26, 2007, we filed a short form registration statement on Form 8-A with the SEC pursuant to the Securities Exchange Act of 1934, as amended. As a result, we are now a full reporting company pursuant to the Securities Exchange Act of 1934, as amended.

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

          In March 2008, we commenced a private offering of our Common Stock. On August 11, 2008, we closed this offering and we received gross proceeds of $2,550,000 ($2,311,350 net) from the sale of 510,000 shares ($5.00 per share). The shares were sold to a total of 55 investors, none of whom that are residents of the United States. We relied upon the exemption from registration afforded by Regulation S, promulgated under the Securities Act of 1933, as amended, to issue the Shares. We have been utilizing the proceeds derived from this offering for the purpose of acquiring an inventory of petroleum crude and palm oil and the development of our oil resell business.

Investor Relations

          In May 2008 we entered into a Letter of Engagement Agreement (the “LOE”) with Trilogy Capital Partners, Inc. (“Trilogy”) and Prominence Capital, LLC., (“Prominence”) for Trilogy and Prominence to provide us with various investor relations services. The agreement was for a term of 12 months, with an option to us to terminate the agreement after 6 months upon thirty (30) days notice. The objective of the agreement was for Trilogy and Prominence to develop and implement a proactive marketing program designed to increase investor awareness of our Company in the investment community and generate an increase in the liquidity of our Common Stock.

          We agreed to pay $15,000 per month for the initial six month term, as well as the issuance of an aggregate of Two Hundred Thousand (200,000) shares of our Common Stock, 100,000 of which was issued upon execution of the agreement, with the balance of 100,000 shares held in escrow until January 1, 2009, and to be released in the event we were satisfied with the services to be performed on our behalf.

          A dispute arose between Trilogy and ourselves concerning our alleged breach of the terms by Trilogy. See PART I, ITEM 3, LEGAL PROCEEDINGS.”

EMPLOYEES

As of the date of this report we employ eighty-seven persons, including two members of management one internal auditor and one in administration. We also have two independent contractors who are employed by an affiliated company. On average, each of these employees devotes a minimum of 40 hours per week to our business activities. None of our employees are members of a union. We consider our employee labor relations to be good.

Relevant to our combined refinery plants, staffing levels change periodically depending on the level of automation we are able to obtain, sales levels, and changes in operational needs. Additional employment will be needed upon any future plant expansion or the construction of future plants. Our present plant staffing is listed in the following chart.

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

GOVERNMENT REGULATIONS

Our business operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations relating to the protection of the environment. These laws, the underlying regulatory requirements and the enforcement thereof, some of which are described below, impact, or may impact, our business operations by imposing:

•	Restrictions on our business operations and/or the need to install enhanced or additional controls;

•	The need to obtain and comply with permits and authorizations;

•

Liability for exceeding applicable permit limits or legal requirements in certain cases for the remediation of contaminated soil and groundwater at our facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and

•	Specifications for the biodiesel we market and produce.

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

RISKS RELATED TO OUR OPERATIONS

We have incurred losses to date. We did not begin generating revenues until late in our 2007 fiscal year when we completed our initial sale of oil. In addition, our biodiesel plant described herein did not become operational until the first quarter of 2008 and we acquired our refinery in December 2007. Neither our biodiesel plant or refinery is currently running at full capacity and we continue to expand these operations. As of December 31, 2008, we had an accumulated deficit of ($2,960,454) and incurred a net loss of $360,939 in 2008. As of December 31, 2007, we had an accumulated deficit of ($2,599,515) and incurred a net loss of $113,100 in 2007. While we do not expect to continue to incur losses from operations now that our biodiesel plant and petroleum refinery are operational, there can be no assurances that this will occur. Until we begin generating profitable operations on a regular basis, we expect to rely on cash from our recent equity financings, as well as loans from affiliates, if necessary, and bank financing, when available, to fund all of the cash requirements of our business. There are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for biodiesel would significantly and adversely affect our sales and profitability.

We have spent a significant amount of our capital on our refinery and biodiesel plant construction. We can make no assurances that this capital expenditure will successfully achieve desired results. If our refinery and biodiesel plant do not achieve desired results, our business and results of operation can be impacted. We are exploring new opportunities to diversify our operations in order to reduce this risk, however no assurances can be made that we will be able to successfully diversify our operations.

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

Our financial performance will be dependent on prices and availability for palm oil, crude oil, and other chemical inputs, which are subject to and determined by market forces outside our control. An increase in the prices for these input commodities will materially affect our ability to operate at a profit. Our result of operations and financial condition may be affected by the cost and supply of palm oil. Crude oil, palm oil, and other materials are currently our largest expenses. The price of palm oil is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions, the output and proximity of palm crush facilities, and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of crude oil, palm oil, and other matierals is difficult to predict. Any event that tends to negatively affect the supply of palm oil, such as adverse weather or crop disease, could increase palm oil prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in sourcing crude oil and palm oil on economical terms due to supply shortages. Such a shortage could require us to suspend operations until palm oil is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for materials at our facilities could also increase if additional production facilities are built in the same general vicinity. We are unaware of any other facility that is being planned in the vicinity of our plant.

The availability and price of raw materials will significantly influence our financial performance. We may purchase raw materials in the cash market and hedge oil and palm oil price risk through futures contracts and options to reduce short-term exposure to price fluctuations. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high palm oil prices. Hedging activities themselves can result in costs because price movements in palm oil contracts are highly volatile and are influenced by many factors that are beyond our control.

Price increases in such inputs or a lack of supply of such inputs could increase production costs, reduce profit margins and negatively affect cash flow. This is especially true if market conditions do not allow us to pass increased material costs to our customers. If a period of high raw material prices were to be sustained for some time, such pricing may reduce our ability to operate and generate revenues. In certain instances, we could decide to limit or even cease production for a period of time.

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

          There can be no assurances that we will be able to establish a steady supply of raw materials. We have established relationships with multiple supply vendors for each of our business operations. While we are currently in negotiations with each of them on an ongoing basis to purchase raw materials at competitive prices, there can be no assurance that we will be able to reach an agreement with them in the future. We are working on a fixed long-term contract to maintain a steady supply, but for now we feel it is better to negotiate material purchases on a short term basis. We have received limited assurances from government officials of assistance in maintaining a steady supply of materials. Additionally, we hope in the future to develop our own supply chain that we hope will eventually include owning our own farms, pressing plants, and oil wells. However, we cannot provide any guarantees that we will be able to establish a steady supply of materials.

Future concerns over deforestation and other environmental concerns may limit crop productions of palm trees and other feedstock.Environmental concerns worldwide are continuing to rise. Tracts of land cleared for the production of palm trees cause deforestation. A balance needs to be achieved between protecting forest and the production of palm trees and other sources of feedstock. This may limit the production of future farms and as such, create reductions in available feedstock supplies. We feel these risks have been partly reduced by our choice to locate in a palm oil rich country, which has no other producers and limited internal consumption. We intend to acquire rights to palm oil processors and potentially farms in the future to combat this risk. There can be no assurance that we will be able to acquire such rights or farms on economically favorable terms, or at all.

          As of the date of this Report there are currently no ongoing efforts to limit additional plantations in Colombia. We will continue to monitor this and look for additional potential suppliers. Additionally, we will continue to explore alternative feedstock to ensure a steady supply.

Declines in the prices of our products may have a significant negative impact on our financial performance. Our revenues will be greatly affected by the price at which we can sell our products. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of fuel, level of government support and the availability and price of competing products. Biodiesel prices generally parallel the movement of petroleum oil prices. Oil prices are difficult to forecast because the market reflects the global economy, which is subject to political upheaval, natural disasters and other myriad factors. Even rumors of political instability can significantly affect the price of our products. Further, exchange rates play a key role in domestic and international fuel pricing. Any lowering of diesel prices will likely also lead to lower prices for biodiesel, which may decrease our sales and reduce revenues.

Management believes our location gives us a competitive advantage in that we have market opportunities not just in Colombia, but also throughout South America, Central America, and the United States. In the foreseeable future we believe we will be able to produce biodiesel and diesel products at a substantially lower cost than U.S. producers, giving us a slightly greater buffer then the rest of our competitors, even with the cost of transportation. Many of our competitors have land locked facilities with no port access leaving only the prospect of utilizing ground fleets to deliver their biodiesel fuels. Ultimately this limits their market within a few hundred-mile radius, making it difficult for them to seek out secondary markets in which they might be able to obtain higher prices.

          Because members of our management are also involved with other companies, there is a potential that conflicts of interest may arise in the future. JASB, one of our principal shareholders and co-owner of Great Voyages, one of our subsidiaries, is a company that is controlled by Mr. Saito, our Chief Executive Officer and a director. JASB has loaned us money from time to time in the past and may do so in the future. If such conflicts do arise, Mr. Saito intends to resolve any such conflicts in the most favorable manner to us. However, there may be situations that arise in the future that cannot be resolved in our favor.

Availability of charters and suitable ships for fuel transportation may become limited or costs may be increased by higher fuel, crew, and maintenance costs. We are marketing our biodiesel and diesel fuel in Colombia and, if the economics are favorable, to other locations in North and South America. If we do sell our product outside of Colombia, we will need to arrange for transportation of our fuel. As of the date of this Report we are chartering a ship for transport. In February 2008, Great Voyages came to terms on its first charter with Serport, S.A. We are currently waiting to take possession of the ship, which is expected to occur once we have contracted to transport petroleum products. There is a demand by competitors for charter ships. In the future the cost for additional charters may become excessive in price if demand increases sharply. Additionally, higher prices for fueling, crewing, and maintaining charters may ultimately be passed on to us, thereby decreasing our profitability.

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

Competition in our industry is competitive. New plant construction or decreases in demand for our fuel products may result in excess production capacity, which could have an impact upon our ability to operate profitably. Excess capacity in the diesel and biodiesel industry may lead to increased competition for inputs and decreased market prices for our products, which means that we may be unable to acquire the inputs needed or be unable to acquire the inputs at a profitable price. In addition, if the excess capacity occurs, we may be unable to market our products at profitable prices.

Many of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to compete more aggressively than we could and sustain that competition over a longer period of time. Our lack of resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

Competition from the advancement of other alternative fuels may lessen the demand for biodiesel and negatively impact our profitability.Alternative fuels, gasoline oxygenates and biodiesel production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like biodiesel, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-

term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for biodiesel, which would negatively impact our profitability.

Labor costs will always be a factor in all of our businesses. We have chosen to locate in depressed labor markets to keep these costs minimized. However, these markets may change over time, perhaps at a rapid pace, which can increase our costs substantially. An increase in cost will have a negative impact on our anticipated results of operation.

          Most of our technology is acquired from external vendors who service other clients with identical technology. Our technology is similar or identical to most of the current refineries and biodiesel plants and as such has only limited uniqueness. We consider one of our threats to be information regarding our supply sources and customer base. We limit access to both our purchasing and selling sources to key employees in their respective department to ensure minimal exposure for this data. There can be no assurances that our efforts in this regard will be successful. If we are not successful in our efforts we may experience negative consequences.

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

Our success depends, to an extent, upon the continued services of Mamoru Saito and Takahito Sakagami, our Chief Executive Officer and President, respectively. We have made a significant effort to build a diverse management team with skills and industry experience sufficient to operate our Company on a day-to-day basis. Additionally, we have developed key relationships with suppliers and customers to ensure success in all aspects of our proposed operations. Despite these efforts, we continue to rely on the services of Messrs. Saito and Sakagami for strategic and operational management and the relationships they have built. Some of our competitor’s management have more experience than Messrs. Saito and Sakagami and our other members of management in the fuel industry. In addition, Mr. Saito devotes a minimum of approximately 40 hours per week to our business, provided that he is not required to address unexpected matters that arise in his other businesses, which happens from time to time. This may place us at a competitive disadvantage because we will greatly rely on these relationships in the conduct of our proposed operations and the execution of our business strategies. The loss of either Mr. Saito or Mr. Sakagami could also result in the loss of our favorable relationships with one or more of our suppliers and customers, as well as a loss of their business acumen. We have not entered into an employment agreement with either Mr. Saito or Mr. Sakagami. In addition, we do not maintain “key person” life insurance covering Messrs. Saito and Sakagami or any other executive officer. The loss of either Mr. Saito or Mr. Sakagami could also significantly delay or prevent the achievement of our business objectives.

We are currently experiencing a period of rapid growth that is imposing a significant burden on our current administrative and operational resources. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources by attracting, training, managing and retaining additional qualified personnel, including additional members of management, technicians and others. To successfully operate our new facilities we need to manage operations and production, as well as marketing and selling the end products generated by our facilities. There can be no assurances that we will be able to do so. Our failure to successfully manage our growth may have a negative impact on our anticipated results of operations.

          We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their SEC reports, including this Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.

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

There is a limited trading market for our securities and there can be no assurance that such a market will develop in the future. We were approved for listing our Common Stock for trading on the OTC Electronic Bulletin Board (the “OTCBB”) operated by the Financial Industry Regulatory Authority (“FINRA”), f/k/a the National Association of Securities Dealers, Inc., in February 2008. As of the date of this Report, trading in our Common Stock is limited. There is no assurance that a market will develop in the future or, if developed, that it will continue.

During 2008 we submitted applications to list our Common Stock for trading on NASDAQ and the American Stock Exchange. The OTC Electronic Bulletin Board is not considered a national exchange. As of the date of this Report NASDAQ has advised us that in order to list our stock we will need to demonstrate that we can meet the listing requirements related to market value and bid price. We have agreed to take steps to address these areas of concerns. We are taking steps to alleviate this issue by entering into investment banking agreements with licensed broker dealers who have expressed an interest in working with us to accomplish our aforesaid objectives and thereafter, submit a revised application for listing on NASDAQ. As of the date of this Report we have not entered into any definitive agreement with any investment banking group and there can be no assurances that such an agreement will be executed in the future. Failure to increase the trading volume in our Common Stock in the future may inhibit our ability to have our application for listing on NASDAQ approved in the future.

In November 2008 our management elected to submit a listing application to list our Common Stock for trading on the American Stock Exchange. Management withdrew the application in December 2008. We may resubmit the application if management believes it is in our best interest.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On November 30, 2006, we closed on the acquisition of land located in Santa Marta, Magdaleno, Colombia, the site of our biodiesel plant and refinery. This land consists of an aggregate of 40,010 square meters (9.9 acres). We paid $452,903 ($1,041,675,000 pesos) to acquire this property. We paid cash for this acquisition.

We have a lease agreement for office space with JASB of New York Corporation at 60 East 42nd Street, Lincoln Building, Suite 1225, New York, NY 10165. The monthly base rent was $2,899 and the lease term ended on October 31, 2004. A 3 year lease renewal agreement was made from November 1, 2004 until October 31, 2007 and the monthly base rent was $2,267. A 4½ year lease renewal was made from November 1, 2007 until May 31, 2012. The monthly base rent from November 1, 2007 until April 30, 2010 is $3,592 and the monthly base rent from May 1, 2007 until May 31, 2012 is $3,735.

We also had a lease agreement with Tory Pines Resort Inc. for an apartment to be used by the Company’s employees. The apartment is located at 240 East 47th Street, Apt.10E, New York, NY 10017. Yearly lease renewals have been made and a monthly rent of $2,700 was in effect until August 31, 2005. In August of 2005, an annual renewal agreement was made for a monthly rent of $ 2,850 which was effective until August 31, 2008. In August 2008, an annual renewal agreement was made for a monthly rent of $2,925 which is effective until August 31, 2009.

All of the above lease agreements are with related parties.

          We also lease an office at United Business Center, Tower 2, Office 1406, Bogota, Colombia, which consists of 1,653.42 square meters of executive office space. This space is currently being occupied by C.I. Odin Petroleum as a sales office. We pay a monthly lease payment of $2,973. The lease payment will be increased annually by a percentage equal to the Consumer Price Index, published by the National Administrative Department of Statics for the calendar year immediately preceding the term of the contract plus two points. Additionally we are obligated to a management fee of $407 per month and we are responsible for all utilities. This lease expires December 1, 2011.

          We also lease two offices at Bahia Centro Building, Career 1st. No. 22-58, Santa Marta, Colombia. We lease office 407 and 505, which consists of 145 square meters and 91 square meters of office space, respectively. We pay monthly lease payments of $1,814 and $1,168. These leases both expire in December 2009.

          We also lease three furnished apartments in Colombia, including (i) an apartment consisting of 285 square meters for which we pay monthly rent of $1,332 plus costs; (ii) an apartment consisting of 115 square meters, for which we pay a monthly rent of $684 plus costs; and (iii) an apartment consisting of 70 square meters, for which we pay a monthly rent of $2,300 plus costs. These leases expire in June 10, 2009, October 15, 2009, and December 31, 2009, respectively.

Rent expense for all leases for December 31, 2008 and 2007 was $142,872 and $94,323 respectively.

ITEM 3.	LEGAL PROCEEDINGS

          During our fiscal year ended December 31, 2008, we were not a party to any litigation matters. However, we were engaged in a dispute with Trilogy Capital Partners, Inc. (“Trilogy”) and Prominence Capital, LLC, (“Prominence”) (Trilogy and Prominence hereinafter jointly referred to as the “Defendants”) relating to the Letter of Engagement agreement (the “LOE”) entered into between us and the Defendants in May 2008. See “PART I, ITEM 1, BUSINESS – INVESTOR RELATIONS.”

To our knowledge, other than indicated below, there are no other material legal proceedings by or against us, either pending or contemplated, other than disputes that ordinarily arise in the normal course of business.

Subsequent Event            In March 2009 we commenced a lawsuit in the Supreme Court of the State of New York, County of New York, Index No. 600664/09, against Trilogy and Prominence (Trilogy and Prominence hereinafter jointly referred to as the “Defendants”) that alleges that the Defendants breached their obligations contained in the LOE. The relevant complaint requests relief in an amount in excess of $131,389.37, as well as equity relief in the form of an order to Trilogy to return all shares of our Common Stock (100,000 shares) (the “Trilogy Shares”) previously issued to the Defendants as part of the terms of the LOE. At our request, the Court also entered a Temporary Restraining Order against Trilogy enjoining and restraining Trilogy from selling, transferring, encumbering, mortgaging, permitting the placement of a lien, or otherwise attempting to hypothecate the Trilogy Shares pending the hearing on our aforesaid motion.

          In March 2009, we entered into a Stipulation with the Defendants, adjourning until March 26, 2009 a hearing on our Order to Show Cause and further stipulating that the Temporary Restraining Order described above remain in effect pending the hearing on our aforesaid motion. On March 20, 2009, the parties to this action entered into a second Stipulation, adjourning the hearing on our Motion to Show Cause to April 23, 2009, maintaining the Temporary Restraining Order and other procedural matters.

          While no assurances can be provided we believe that our allegations have merit and that we will be successful in this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our shareholders during the three-month period ended December 31, 2008, or subsequent thereto.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

          Trading of our Common Stock commenced on the OTCBB in February 2008. It trades under the symbol "AMWO."

          The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

March 31, 2008	$8.30	$8.00
June 30, 2008	$6.50	$0.00
September 30, 2008	$6.50	$1.05
December 31, 2008	$4.25	$0.35

As of April 14, 2009, the closing bid price of our Common Stock was $0.30.

          Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations. We believe that this limited trading activity is as a result of most of our shareholders holding their shares as a long term investment. In addition, because most of our shareholders are foreign residents, they are not familiar with the OTCBB. We have attempted to work with various investor relations companies, but these results have not met our expectations. See “PART I, ITEM 1, BUSINESS – INVESTOR RELATIONS.

In order to increase our expose in the investment community, during 2008 we submitted applications to list our Common Stock for trading on NASDAQ and the American Stock Exchange. The OTC Electronic Bulletin Board is not considered a national exchange. As of the date of this Report NADAQ has advised us that in order to list our stock we will need to demonstrate that we can meet the listing requirements related to market value and bid price. We have agreed to take steps to address these areas of concern. We are taking steps to alleviate this issue by entering into investment banking agreements with licensed broker dealers who have expressed an interest in working with us to accomplish our aforesaid objectives and thereafter, submit a revised application for listing on NASDAQ. As of the date of this Report we have not entered into any definitive agreement with any investment banking group and there can be no assurances that such an agreement will be executed in the future. Failure to increase the trading volume in our common stock in the future may inhibit our ability to have our application for listing on NASDAQ approved in the future.

          In November 2008 our management submitted a listing application to list our Common Stock for trading on the American Stock Exchange. Management withdrew the application in December 2008. We may resubmit this application if management believes it is in our best interest. See “PART I, ITEM 1A, RISK FACTORS.”

HOLDERS

We had 447 holders of record of our Common Stock as of April 14, 2009, not including those persons who hold their shares in “street name.”

DIVIDENDS

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In December 2006, we also formed Odin Petroleum Corp., a New York corporation (“Odin Petroleum”) that will engage in the oil brokering business by purchasing and selling oil on the open market. We own 95% of this company, with the balance owned by JASB of New York Corp. (“JASB”). Oil will be shipped by ships provided by Great Voyages Co., Ltd., a New York corporation (“Great Voyages”). In April 2007, we acquired a 45% interest in Great Voyages Co., Ltd., from JASB, a corporation owned by our CEO and President, for the purpose of acquiring ships to transport good, which in the beginning will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest.

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

          As of the date of this Report, our intention is to concentrate our efforts and resources into the operations of our biodiesel and petroleum refineries. If we are successful in this endeavor we will then address the development of the proposed businesses of Great Voyages and Odin Petroleum. See “PART I, ITEM 1A, RISK FACTORS.”

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2008 and 2007

During the fiscal year ended December 31, 2008, we generated revenues of $19,395,820, including $19,035,820 from sale of diesel and biodiesel products and $360,000 from oil trading commissions, compared to revenue of $1,822,182 during the fiscal year ended December 31, 2007, an increase of $17,573,638. Cost of goods sold was $15,628,043 during the fiscal year ended December 31, 2008, compared to $1,204,612 during the fiscal year ended December 31, 2007, an increase of $14,423,431. Costs of goods sold consisted of feedstock costs applicable to the operation of our diesel and biodiesel plants. The increase in revenues and corresponding increase in costs of goods sold during our fiscal year ended December 31, 2008 was as a result of a full year of operations..

Our general and administrative expense increased by $3,352,243, from $783,490 during the fiscal year ended December 31, 2007, to $4,135,733 for the fiscal year ended December 31, 2008, primarily as a result of our commencement of operations. Our general and administrative expense rose in virtually all categories, including: (i) during January 2008 we issued 1,490,000 options and 100,000 shares of our Common Stock for services to be performed resulting in the recognition of a compensation expense of $798,000 and deferred compensation of

$1,192,000; (ii) increases of $188,813 in legal, accounting and professional fees, which increased as a result of costs incurred relating to our now being a reporting company under the Securities Exchange Act of 1934, as amended; (iii) wage expense increased by $450,101 due to commencement of our operations and increased personnel; (iv) depreciation increased by $523,327 due to the addition of plant depreciation; (v) supplies and other office costs increased by $521,693; (vi) telephone and utilities increased by $214,850; (vii) hotel, travel, and entertainment increased $107,920; and (viii) advertising, marketing, and public relations increased by $92,403. We also incurred cost related to our investor relations program in the amount of $152,953, which we did not incur during 2007. We expect that our general and administrative expense will continue to rise during our 2009 fiscal year as a result of our having a full year of operations.

As a result, we incurred a net loss of $360,939 during the fiscal year ended December 31, 2008 (approximately $0.02 per share), compared to a net loss of $113,100 during the fiscal year ended December 31, 2007 (approximately $0.01 per share). While no assurances can be provided, we expect that we will begin generating profits from operations during our fiscal year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had $5,046,725 in cash.

          In December 2006, we commenced a private offering of our Common Stock, whereby we sold an aggregate of 3,461,900 shares of our Common Stock to 307 investors, none of whom are residents of the United States, at a price of $1.00 per share, for aggregate proceeds of $3,461,900. Following the closing of this private offering, in March 2007, we engaged in a forward split of our Common Stock whereby we issued ten (10) shares of our Common Stock for every one (1) share then issued and outstanding.

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

          Effective October 29, 2007, we issued an aggregate of 3,656,428 shares of our Common Stock in exchange for forgiveness of outstanding loans in the aggregate amount of $3,656,428. The names of those entities receiving the shares and the amount of the loans that were converted are as follows:

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

Relevant thereto, on September 24, 2008, we received a loan from JASB in the principal amount of $1,803,158. We took this loan in expectation of our purchase of the second petroleum diesel refinery in Santa Marta, Colombia. After review of this proposed transaction, we elected to lease this facility rather than acquire the same at that time. Management believed that by leasing and operating this facility prior to our acquisition of the same, we would have a better understanding of plant operations. We repaid this loan in October 2008. No interest was paid. See “PART I, ITEM 1, BUSINESS.”

In July 2008 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$232,150) each. At December 31, 2008, Odin Energy had drawn down the principal balance of $291,666,665 pesos (US$129,531) and Odin Petroil had a balance of $293,668,236 pesos (US$130,420). These lines of credit mature on July 15, 2009. Interest accrues at the rate of 17.1381% per annum.

In December 2008 the aforesaid two subsidiary companies obtained unsecured loans from Bancolombia in the aggregate amounts of 166,666,000 pesos (US$74,017) each. Each loan is payable in equal monthly principal installments of 13,888,833 pesos (US$6,168) plus interest. At December 31, 2008, Odin Energy had a balance of $166,666,000 pesos (US$74,017) and Odin Petroil had a balance of $168,956,248 pesos (US$75,035). These loans mature on December 2, 2009. Interest accrues at the rate of 17.6677% per annum.

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

          On August 11, 2008, we closed a private offering of restricted shares of our Common Stock. We received gross proceeds of $2,550,000 ($2,311,350 net) from the sale of 510,000 shares ($5.00 per share). The shares were sold to a total of 55 investors, none of whom that are residents of the United States. We utilized the proceeds derived from this offering for the purpose of acquiring an inventory of petroleum crude and palm oil and the development of our oil resell business. We relied upon the exemption from registration afforded by Regulation S, promulgated under the Securities Act of 1933, as amended, to issue the shares.

We believe that we have sufficient funds available from these fund raising efforts, as well as from our recently commenced operations, to allow us to be able to continue to develop our business plan over the next 12 months and in the foreseeable future. While no assurances can be provided, we believe that we will generate a profit from operations during our fiscal year ended December 31, 2009. We do not expect to raise additional equity in the future, except in the event we elect to do so in order to provide the financing for the expansion of our current refineries, acquisition of a supply chain or for additional biodiesel plants described above. There are no assurances that we will not elect to raise additional equity capital in the future.

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

Recent accounting pronouncements – the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). This statement replaces FAS No 141, which was effective July 1, 2001.“Business Combinations”. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date. Early adoption is prohibited. Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”), which becomes effective for annual periods beginning after December 15, 2008. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” (“SFAS 161”), which becomes effective for periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements that are presented I conformity with US GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management does not expect this statement to change any of the Company’s existing accounting principles.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMIWORLD, INC.

TABLE OF CONTENTS

Page No.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-1-F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Cash Flow	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Footnotes to the Consolidated Financial Statements	F-7-F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Amiworld, Inc.

We have audited the accompanying consolidated balance sheet of Amiworld, Inc. as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amiworld, Inc. as of December 31, 2008, and the results of its operations, and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Stark Winter Schenkein & Co., LLP

s/Stark Winter Schenkein & Co., LLP

Denver, Colorado

April 14, 2009

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Amiworld, Inc.

New York, New York

I have audited the accompanying consolidated balance sheets of Amiworld, Inc. as of December 31, 2007, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amiworld, Inc. as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado	Ronald R. Chadwick, P.C.
April 15, 2009	RONALD R. CHADWICK, P.C.

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31st		December 31st
	2008		2007

ASSETS
Current Assets
Cash	$5,046,725		$4,639,783
Accounts Receivable, net	468,999		333,523
Prepaid Expenses & Advance Payments	3,301,051		1,435,521
Inventory	2,558,836		750,357
Total current assets	11,375,611		7,159,184
Fixed Assets
Land & Buildings	16,075,975		12,592,401
Machinery & Vehicles	279,072		157,821
Equipment & Furniture	654,292		443,124
Less: Accumulated Depreciation	(452,817	) )	(131,647	) )
	16,556,522		13,061,699
Other Assets
Construction in progress	4,463,000		-
Deposits	5,450		3,150
	4,468,450		3,150

TOTAL ASSETS	$32,400,583		$20,224,033

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expense	$1,954,026		$1,297,648
Advance Deposits	1,801,149		-
Taxes Payable	140,717		2,157
Notes Payable - Bank	1,966,720		-
Due to affiliated companies (net)	1,481,482		-
Total current liabilities	7,344,094		1,299,805

Minority Interests	490,578		431,854

Equity
Common Shares: $.001 par value 175,000 shares authorized; 23,218,110 (2008), 20,958,110 (2007) shares issued and outstanding	23,218		20,958
Additional paid in capital	30,915,067		21,034,977
Deferred Compensation Expense - Stock and Options	(1,192,000))		-
Accumulated other comprehensive income	(2,219,920))		35,954
Accumulated deficit	(2,960,454))		(2,599,515	) )
	24,565,911		18,492,374

TOTAL LIABILITIES & EQUITY	$32,400,583		$20,224,033

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
	December 31st
	2008		2007
Revenue
Product Sales	$19,035,820		$1,462,182
Oil Trading Commission	360,000		360,000
	19,395,820		1,822,182

Cost of Goods Sold	15,628,043		1,204,612

Gross Profit	3,767,777		617,570

General and Administrative Expenses
Operating Expenses	2,696,687		665,771
Compensation Expense – Stocks and Options	798,000		-
Depreciation	641,046		117,719
	4,135,733		783,490

(Loss) from operations	(367,956)		(165,920)

Other Income and (Expense)
Interest Income	2,004		67,143
Interest (Expense)	(31,705)		-
Miscellaneous Income	95,443		2,757
	65,742		69,900

(Loss) before provision for income tax	(302,214)		(96,020)

Provision for income tax	-		-

Minority Interest share of (loss) in consolidated subsidiary	(58,725)		(17,080)

Net (Loss)	$(360,939)		$(113,100)

Other Comprehensive Income (Loss) – Net of Tax Foreign currency translation gains (losses)	(2,255,874)		36,956

Comprehensive Income (Loss)	$(2,616,813)		$(76,144)

Weighted average (loss) per share (Basic and fully diluted)	$(0.02	) )	$(0.01)

Weighted average number of common shares outstanding (Basic and fully diluted)	22,317,424		7,918,551

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31st
	2008	2007
CASH PROVIDED BY (USED FOR):
Operating Activities
Net (Loss)	$(360,939)	$(113,100)
Items not involving an outlay of funds:
Depreciation and amortization	641,046	117,719
Compensation Expense - Options & Stocks	798,000	-
Minority Interest in net income	(58,725)	(17,080)
	1,136,832	(12,461)
Change in non-cash operating balances
Accounts Receivable	(164,306)	(333,523)
Prepaid expenses & advance payments	(2,001,991)	(1,156,589)
Inventory	(1,875,345)	(750,357)
Accounts payable and accrued expense	890,548	1,284,313
Advance Deposits	1,801,149	-
Due to affiliated companies (net)	1,481,482	-
Net cash provided by (used in) operating activities	1,268,369	(968,617)

Investing Activities
Purchase of fixed assets	(5,493,757)	(12,350,725)
Equipment deposits	-	836,797
Pre-operative spending	-	79,818
Net cash (used in) investing activities	(5,493,757)	(11,434,110)

Financing Activities
Contributions by minority ownership	-	413,795
Proceeds from borrowing	1,966,720	2,500,000
Issuance of common stock	3,892,350	12,662,434
Net cash provided by financing activities	5,859,070	15,576,229

Effect of exchange rate changes on cash	(1,226,740)	11,633
Increase in cash	406,942	3,185,135
Cash, beginning of year	4,639,783	1,454,648
Cash, end of the period	$5,046,725	$4,639,783

Schedule of Non-Cash Investing and Financing Activities Options with a fair value of $1,490,000 issued in exchange for services to be performed through 2012	$1,490,000	$-
Stock issued for services with a fair value of $500,000 in exchange for investor relations services to be performed over a six month period	$500,000	$-
Stock issued with a fair value of $4,000,000 in exchange for the expansion of the Company’s petroleum refinery	$4,000,000	$-
Stock issued for the retirement of debt	$-	$3,656,428
Stock issued for Great Voyages	$-	$45,000

Supplemental Disclosure
Cash paid for interest	$9,143	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares (1)	Amount	Paid in Capital	Accum. Deficit	Deferred Compensation Expense-Stock and Options	Accum. Other Comprehensive Income/(Loss)	Stockholders’ Equity

Balance at December 31, 2006	4,690,010	$4,690	$4,687,383	$(2,486,415)	-	$(1,002)	$2,204,656

Cash Proceeds from issuance of stock	12,566,672	12,567	12,649,867	-	-	-	12,662,434
Stock Issued for debt retirement	3,656,428	3,656	3,652,772	-	-	-	3,656,428
Stock Issued for Great Voyages	45,000	45	44,955	-	-	-	45,000
Foreign currency translation gain (loss)	-	-	-	-	-	36,956	36,956
Net (loss) for the period	-	-	-	(113,100)	-	-	(113,100)

Balance at December 31, 2007	20,958,110	20,958	21,034,977	(2,599,515)	-	35,954	18,492,374

Cash Proceeds from issuance of stock	1,360,000	1,360	3,890,990	-	-	-	3,892,350
Deferred Compensation Expense - Options	-	-	1,490,000	-	(1,490,000)	-	-
Deferred Compensation Expense - Stocks	100,000	100	499,900	-	(500,000)	-	-
Deferred Compensation Expense	-	-	-	-	798,000	-	798,000
Stock Issued for FISS Expansion Contract	800,000	800	3,999,200	-	-	-	4,000,000
Foreign currency translation (loss)	-	-	-	-	-	(2,255,874)	(2,255,874)
Net (loss) for the period	-	-	-	(360,939)	-	-	(360,939)

Balance at December 31, 2008	23,218,110	$23,218	$30,915,067	$(2,960,454)	$(1,192,000)	$(2,219,920)	$$24,565,911

(1) As restated for a 10 for 1 forward stock split on March 30, 2007.

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(1)	Nature of organization

Amiworld, Inc. (the “Company”) was incorporated in the State of New York, U.S.A. on October 30, 1998, as Amuru International Inc. The Company changed its name to Amiworld, Inc. on April 28, 1999, by filing an amendment to its certificate of incorporation. The Company on November 20, 2006, formed a Nevada corporation by the same. On March 30, 2007, The Nevada corporation acquired all outstanding shares of the New York corporation in exchange for stock and the New York corporation was subsequently dissolved effectively re-incorporating the Company to Nevada and recapitalizing the Company with a new share structure.

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

The Company in March 2007 also acquired a subsidiary, Odin Energy Santa Marta Corporation S.A., in a transaction accounted for as a common control acquisition. The results of operations of Amiworld, Inc.-New York have been consolidated with those of Amiworld, Inc.-Nevada from its inception on November 17, 2006, and with those of Odin Energy Santa Marta Corporation S.A. from its inception on September 11, 2006. In addition, the Company consolidated the activities of its subsidiary, Odin Petroleum, Inc.

The Company in April 2007 also acquired a 45% interest in Great Voyages Co., Ltd., a New York corporation owned by JASB of New York Corp., a New York corporation owned by our CEO and President, for the purpose of acquiring ships to transport goods, which upon commencement of this business will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest. The 45% acquisition of Great Voyages is treated as an investment accounted for under the equity method. The Company has incurred losses in excess of its investment as of December 31, 2007, and as a result reports no investment balance.

Odin Petroil S.A. was incorporated in Colombia on March 6, 2007. On December 10, 2007, in an acquisition classified as a transaction between parties under common control, Amiworld, Inc. acquired 94.5% of the outstanding shares of Odin Petroil S.A. (7,814,772 shares of Amiworld, Inc. were issued for 7,843,500 shares of Odin Petroil S.A.), making Odin Petroil S.A. a majority owned subsidiary of Amiworld, Inc. The results of operations of Amiworld, Inc. and Odin Petroil S.A. have been consolidated from Odin Petroil S.A.’s inception on March 6, 2007.

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

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(2) Significant accounting policies (continued)

(b)	Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company has determined that no impairment existed at December 31, 2008 or 2007.

(c)	Revenue recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the revenue stream of the Company:

Revenue is recognized by the Company as earned under contract terms, in general upon shipment of ordered fuel products.

(d)	Accounts Receivable

The Company extends credit to its customers based upon a written credit policy which does not require collateral.  Accounts receiveable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company's best estimate for the amount of probable credit losses in the Company's existing accounts receivable.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are review on an aged basis and account balances are charged off against the allowance after all means of collection have been exhaused and the potential for recovery is considered remote.   There was no reserve at December 31, 2008 or 2007.

(e)	Use of estimates

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

(f)	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company at December 31, 2008, has approximately $ 4,210,759 on deposit at a single financial institution.

(g)	Credit Risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash and equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the generally short payment terms.

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(2) Significant accounting policies (continued)

(h)	Inventories

Inventories, consisting of petroleum based products, are stated at the lower of cost or market (average units of production method). Costs capitalized to inventory include the purchase price, transportation costs, processing costs, and any other expenditures incurred in bringing the goods to the point of sale. Costs of goods sold include those expenditures capitalized to inventory.

(i)	Fixed assets

Propertyand equipment acquired is stated at cost. Depreciation is calculated on the straight line method based on the useful life of the assets with lives of 15-20 years for buildings, 5 years for machinery and vehicles, and 5-10 years for equipment and furniture.

(j)	Financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2008. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, notes payable and due to affiliates. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

(k)	Construction costs

The Company capitalizes costs associated with the construction of its bio-diesel plant and petroleum refinery.

(l)	Foreign exchange

The currency of the Company’s foreign subsidiaries is the Columbian Peso.

Monetary assets and liabilities expressed in foreign currencies are translated into U.S. dollars at year end rates. Transactions in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the transaction date.

Realized exchange gains or losses on transactions during the year are credited or charged to the profit and loss account. Unrealized exchange gains or losses arising on the translation of foreign currency monetary assets and liabilities are credited or charged to the other comprehensive income (loss).

(m)	Net income (loss) per share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents (consisting of stock options at December 31, 2008), if any, are not considered, as their effect would be anti dilutive.

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(2) Significant accounting policies (continued)

(n)	Comprehensive income (loss)

The Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 1230”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The foreign currency translation gains (losses) resulting from the translation of the financial statements of Odin Energy Santa Marta, Ltd. and Odin Petroil, Ltd., expressed in Colombian pesos, to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity.

(o)	Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

(p)	Income Taxes

The Company accounts for income taxes using the asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes consists of an amount for the taxes currently payable and a provision for the tax consequences deferred to future periods.

(q)	Products and services, geographic areas and major customers

The Company derives revenue from sales of petroleum and palm oil based products, although it does not currently separate the sales of various products into operating segments. The Company's sales are external and international. In 2008 one customer accounted for approximately 31% of sales, another customer for 18% of sales, and another customer for 12% of sales.

As of December 31, 2008 and 2007, accounts receivable from three customers and one customer accounted for approximately 99.5% and 88% of accounts receivable, respectively.

(r)	Advance deposits

Advance deposits consist of prepayments and deposits on contracts and are classified as a liability until products are shipped. Advance deposits aggregated $1,801,149 at December 31, 2008.

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(2) Significant accounting policies (continued)

(s)	Stock based compensation

The Company follows SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement were effective beginning January 1, 2006.

(t)	Recent pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). This statement replaces FAS No 141, which was effective July 1, 2001.“Business Combinations”. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date. Early adoption is prohibited. Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”), which becomes effective for annual periods beginning after December 15, 2008. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” (“SFAS 161”), which becomes effective for periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(2) Significant accounting policies (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements that are presented I conformity with US GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management does not expect this statement to change any of the Company’s existing accounting principles.

There were various other accounting standards and interpretations issued during 2008 and 20097, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

(3) Related party transactions and balances

In December 2006, we formed Odin Petroleum Corp., a New York corporation, which will engage in the oil brokering business, by purchasing and selling oil on the open market, which will be shipped by ships provided by Great Voyages. We own a 95% interest in this company. The remaining 5% interest in Odin Petroleum is owned by our management.

From time to time both we and our predecessor company, Amiworld-NY have borrowed funds from affiliated entities. As of December 31, 2008, we had a balance payable to JASB of New York Corporation of $1,481,482. As of December 31, 2007, there was no outstanding balance. These loans carry no stated interest or repayment terms, however because these advances were made during the last few days of 2008 any interest would not be material.

On February 1, 2007 the Company entered into a contract with JASB Corporation to act as its agent for oil trades. Under the terms of this contract the Company received total revenues of $360,000 during 2008 and 2007.

All minority shareholders of Odin Petroleum, Ltd., Odin Energy Santa Marta, S.A., and Odin Petroil, S.A. are related parties.

On September 30, 2008, Odin agreed to lease and operate another petroleum diesel refinery in the free trade zone in Santa Marta, Colombia. The lease commenced October 1, 2008, for a period of six months. Since Odin Petroil did not need the added capacity due to a decrease in its expected sales this lease was temporarily put on hold and will be resumed when the capacity is needed. Odin is leasing the refinery from Odin Petroil ZF Ltda. U, which is a company owned by Mamoru Saito, our CEO, who entered into a six month option agreement to acquire the refinery in April 2009. This lease has been extended until such time as permitting and licensing can be completed. Odin Petroil ZF Ltda. U does not expect to acquire the refinery until the 3rd quarter of 2009. If these operations prove successful, the option to purchase can be assigned to us. If executed, the option price for the refinery is $3,203,800. The cost of the lease totals approximately $725,000.

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(4) Prepaid expenses and advance payments

Prepaid expenses consist of the following at December 31,

	2008	2007

Inventory Advances	$1,777,093	$538,409
Construction Advances	815,457	892,112
Value Added Taxes	613,619	-
Services & Other	$3,301,051	$1,435,521
	$3,301,051	$1,435,521

(5) Income taxes

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

At December 31, 2008, the Company had net operating loss carryforwards of approximately $2,100,000 which begin to expire through 2028. These carryforwards may be limited should it be determined that any change in control has occurred. The deferred tax asset of approximately $700,000 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2007 was approximately $(150,000) and $ 23,000, respectively.

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

Federal statutory rate	34%
Operating loss	(34%)
-

(6) Share capital

The Company’s authorized share capital is comprised of 175,000,000 voting common shares with a par value of $0.001 each and 25,000,000 non-voting preferred shares with a par value of $0.001 each. No rights or preferences on the preferred stock have been established by the Board of Directors of Amiworld, Inc. During March 2007 the Company affected a ten for one forward split of its common stock. All share and per share amounts have been adjusted retrospectively to reflect this split.

During 2007 the Company issued 12,566,672 shares of common stock for cash aggregating $12,662,434 pursuant to a private placement.

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(6) Share capital (continued)

During 2007 the Company issued 3,656,428 shares of common stock for the retirement of debt aggregating $3,656,428. The shares were valued at their fair market value of $3,656,428.

During 2007 the Company acquired a 45% interest in Great Voyages Co., Ltd., for an aggregate of 45,000 shares of our Common Stock with a fair value of $45,000.

During 2008 the Company issued 1,360,000 shares of common stock for cash aggregating $3,892,350 pursuant to a private placement.

During 2008 the Company issued 100,000 shares of common stock with a fair value of $500,000 for services.

During 2008 the Company issued 1,490,000 options to purchase common stock at a price of $1 per share for a period of 5 years. These options were valued at their fair market value of $1,490,000 using the Black-Scholes option pricing model.

This model is affected by our stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected term, expected risk-free rate of return, expected volatility, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

Expected Term: The expected term of an option is the period of time that such option is expected to be outstanding. The average expected term is determined using a trinomial lattice simulation model.

Risk-free Interest Rate: We base the risk-free interest rate used in the trinomial lattice valuation method on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero coupon interest rate is quoted, we use the nearest interest rate from the available maturities.

Expected Stock Price Volatility: Effective January 1, 2006, we evaluated the assumptions used to estimate volatility and determined that, under SAB 107, we should use the average volatility of our common shares.

Dividend Yield: Because we have never paid a dividend and do not expect to begin doing so in the foreseeable future, we have assumed a 0% dividend yield in valuing our stock-based awards.

The fair value of stock option awards granted during the year ended December 31, 2008 was estimated as of the grant date using the following weighted average assumptions:

Expected term 5 years, Risk free interest rate 2.75%, expected volatility .01%, and dividend yield 0%. Based on these assumptions the fair value per share at the grant date was $1.00.

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(6) Share capital (continued)

The status of our stock options and awards is summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding December 31, 2006	-	-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding December 31, 2007	-	-
Granted	1,490,000	$1.00
Exercised	-	-
Cancelled	-	-
Outstanding December 31, 2008	1,490,000	$1.00

The following table summarizes information about our options outstanding at December 31, 2008:

Outstanding:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (*Years)	Weighted Average Exercise Price

$1.00	1,490,000	4	$1.00

Exercisable:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (*Years)	Weighted Average Exercise Price

$1.00	1,490,000	4	$1.00

As of December 31, 2008, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $7,152,000 and the aggregate intrinsic value of currently exercisable stock options was approximately $7,152,000 .

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(7) Contingencies, Leases and Commitments

Leases

The Company has a lease agreement for office space with JASB of New York Corporation at 60 East 42nd Street, Lincoln Building, Suite 1225, New York, NY 10165. A year lease renewal was entered into for the period from November 1, 2007, until May 31, 2012. The monthly base rent from November 1, 2007, until April 30, 2010 is $3,592 and the monthly base rent from May 1, 2007, until May 31, 2012, is $3,735.

The Company had a lease agreement with Tory Pines Resort Inc. for an apartment to be used by the Company’s employees. The apartment is located at 240 East 47th Street, Apt.10E, New York, NY 10017. In August 2005, an annual renewal agreement was made for a monthly rent of $2,850 which was effective until August 31, 2008. In August of 2008, an annual renewal agreement was made for a monthly rent of $2,925 which is effective until August 31, 2009.

All of the above lease agreements are with related parties.

We also lease an office at United Business Center, Tower 2, Office 1406, Bogota, Colombia. This space is currently being occupied by C.I. Odin Petroleum as a sales office. We pay a monthly lease payment of $2,973. The lease payment will be increased annually by a percentage equal to the Consumer Price Index, published by the National Administrative Department of Statics for the calendar year immediately preceding the term of the contract plus two points. Additionally we are obligated to a management fee of $407 per month and we are responsible for all utilities. This lease expires December 1, 2011.

We also lease two offices at Bahia Centro Building, Career 1st. No. 22-58, Santa Marta, Colombia. We pay a monthly lease payment of $1,814 and $1,168. These leases both expire in December 2009.

We also lease three furnished apartments in Colombia, including (i) an apartment for which we pay monthly rent of $1,332 plus costs; (ii) an apartment for which we pay a monthly rent of $684 plus costs; and (iii) an apartment for which we pay a monthly rent of $2,300 plus costs. These leases expire in June 10, 2009, October 15, 2009, and December 31, 2009, respectively.

Rent expense for all leases for December 31, 2008 and 2007, was $142,872 and $94,323 respectively.

Future lease expense for all leases are as follows:

2009	$177,877
2010	79,929
2011	77,530
2012	18,677
TOTAL	$354,013

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(7) Contingencies, Leases and Commitments (continued)

Commitments

Effective June 19, 2008 our subsidiary company, Odin Petroil S.A. (“Odin”), entered into an agreement with FISS – Project Development Ltd., Colombia, South America (“FISS”), wherein FISS agreed to construct an oil distillation tower at our oil refinery in Santa Marta, Colombia. The total price payable for this tower is estimated at $8.67 million, which shall be payable through the issuance of 800,000 shares of our Common Stock (which had a fair value of $4,000,000), plus cash payments of $463,000 paid on September 30, 2008, with the remaining estimated cash payment of $4.207 million due upon completion of the project. In the first quarter 2009, construction was slowed down, as our management believes that we do not need this additional capacity as of yet. As of the date of this report, Completion is anticipated to take place around the end of 2009. Contract change orders and/or extras may arise in the future changing the estimated amount of this contract.

In February 2008, Great Voyages entered into a lease agreement to charter a cargo vessel with Serport, S.A., a commercial partnership domiciled in Colombia. The lease provides for a monthly lease payment of approximately $30,800 and will become effective 24 months from the time we take possession of the ship. The Company has not taken possession of this ship and has not determined if or when it will take possession.

(8) Notes Payable

In July 2008, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured loans from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$232,150) each. Each loan is payable in equal monthly principal installments of 41,666,667 pesos (US$18,504) plus interest.  At December 31, 2008, Odin Energy had a balance of $291,666,665 pesos (US$129,531) and Odin Petroil had a balance of $293,668,236 (US$130,420). These loans mature on July 15, 2009. Interest accrues at the rate of 17.1% per annum.

In December 2008, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured loans from Bancolombia in the aggregate amounts of 166,666,000 pesos (US$74,017) each. Each loan is payable in equal monthly principal installments of 13,888,833 pesos (US$6,168) plus interest.  At December 31, 2008, Odin Energy had a balance of $166,666,000 pesos (US$74,017) and Odin Petroil had a balance of $168,956,248 (US$75,035). These loans mature on December 2, 2009. Interest accrues at the rate of 17.7% per annum.

During October, our subsidiary, C.I. Odin Petroleum, entered into an agreement with Bancolombia to allow the company to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days. The interest and terms vary based on current bank rates. As of December 31, 2008, the company had an aggregate debt related to this agreement of 3,507,525,648 pesos (US$1,557,717) and the interest rate was 19.9% to 20.1%.

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(9) Subsequent Events

In March 2009 we commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against Trilogy and Prominence (Trilogy and Prominence hereinafter jointly referred to as the “Defendants”) that alleges that the Defendants breached their obligations contained in the LOE. The relevant complaint requests relief in an amount in excess of $131,389 as well as equity relief in the form of an order to Trilogy to return all shares of our Common Stock (100,000 shares) (the “Trilogy Shares”), previously issued to the Defendants as part of the terms of the LOE. At our request, the Court also entered a Temporary Restraining Order against Trilogy enjoining and restraining Trilogy from selling, transferring, encumbering, mortgaging, permitting the placement of a lien, or otherwise attempting to hypothecate the Trilogy Shares pending the hearing on our aforesaid motion.

In March 2009, we entered into a Stipulation with the Defendants, adjourning until March 26, 2009 a hearing on our Order to Show Cause and further stipulating that the temporary restraining order described above remain in effect pending the hearing on our aforesaid motion. On March 20, 2009 the parties to this action entered into a second Stipulation, adjourning the hearing on our Motion to Show Cause to April 23, 2009, maintaining the temporary restraining order and other procedural matters.

While no assurances can be provided we believe that our allegations have merit and that we will be successful in this matter. However no gain contingency has not been reflected in the accompanying financial statements.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          By mutual agreement, the relationship between our Company and the firm of Ronald R. Chadwick, P.C. (“RRC”), our independent accountant who audited our financial statements beginning in our fiscal year ended December 31, 2002through our fiscal year ended December 31, 2007, was terminated effective December 24, 2008. Our Board of Directors and Audit Committee authorized this action. RRC had audited our financial statements for the fiscal years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007, and reviewed our financial statements for the related interim periods, including the periods ended March 31, 2008, June 30, 2008 and September 30, 2008. There were no reportable events during our two most recent fiscal years and any subsequent interim period through December 24, 2008 that are required to be reported pursuant to Item 304(a)(1)(v) of Regulation S-K.

          Effective December 24, 2008, we retained the firm of Stark Winter Schenkein & Co., LLP (“SWS”) to audit our financial statement for our fiscal year ending December 31, 2008, which financial statements are included herein.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In this regard we did incur more time than anticipated in completing this Form 10-K report. This occurred as a result of our retaining a new accounting firm during the fourth calendar quarter of 2008, which caused a delay because of the need to have them familiarize themselves with our operations and, more important, the commencement of our business operations during our fiscal year ended December 31, 2008. We expect that all future reports will be filed in a timely manner.

There have been no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          Based on an assessment carried out during the period December 27-29, 2008, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning principal accountant fees and services is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith: .

Exhibit No.	Description
10.20	Loan Agreement of Odin Petroil S.A. with Bancolombia, S.A.
10.21	Loan Agreement of Odin Energy Santa Marta Corporation, S.A. with Bancolombia S.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE
3.1	Certificate of Incorporation	Form SB-2 Registration Statement	June 7, 2007
3.2	Bylaws	Form SB-2 Registration Statement	June 7, 2007
3.3	Articles of Merger	Form SB-2 Registration Statement	June 7, 2007
4.1	2007 Stock Plan	Form S-8 Registration Statement	October 29, 2007
10.1	Merger Agreement	Form SB-2 Registration Statement	June 7, 2007
10.2	Construction Contract With C.M. Bernardini, S.R.L.	Form SB-2 Registration Statement	June 7, 2007
10.3	Land Purchase Contract	Form SB-2 Registration Statement	June 7, 2007
10.4	Contract for Tanks	Form SB-2 Registration Statement	June 7, 2007
10.5	Stock Purchase Agreement	Form SB-2 Registration Statement	June 7, 2007
10.6	Office Lease	Form SB-2 Registration Statement	June 7, 2007
10.7	Apartment Lease – No. 802B	Form SB-2 Registration Statement	June 7, 2007
10.8	Apartment Lease – No. 15B	Form SB-2 Registration Statement	June 7, 2007
10.9	Odin Energy and Odin Petroil Lease	Form SB-2 Registration Statement	June 7, 2007
10.10	Form of Subscription Agreement	Form SB-2/A1 Registration Statement	July 30, 2007
10.11	Agreement With Petroleos PanAmerican	Form SB-2/A1 Registration Statement	July 30, 2007
10.12	Stock Purchase Agreement with JASB	Form 8-K – Date of Event 12/10/07	December 12, 2007
10.13	Letter of Engagement with Trilogy Capital Partners, Inc.	Form 8-K – Date of Event 05/28/08	July 2, 2008
10.14	Stock Issuance Agreement with Trilogy Capital Partners, Inc.	Form 8-K – Date of Event 05/28/08	July 2, 2008
10.15	Agreement between FISS – Project Development Ltd. and Odin Petroil S.A.	Form 8-K – Date of Event 05/28/08	July 2, 2008

10.16	Purchase Order from C.I. Vanoil, S.A. dated August 20, 2008	Form 8-K – Date of Event 08/28/08
10.17	Lease Agreement with Odin Petroil ZF Ltda. U dated September 30, 2008	Form 8-K – Date of Event: 09/30/08	October 1, 2008
10.18	Promissory Note of Odin Petroil S.A. to Bancolombia	Form 10-Q – Quarter Ended 09/30/08	November 13, 2008
10.19	Promissory Note of Odin Energy Santa Marta Corporation S.A. to Bancolombia	Form 10-Q – Quarter Ended 09/30/08	November 13, 2008
16.1	Letter of Ronald R. Chadwick, P.C.	Form 8-K Dated December 24, 2008	December 24, 2008
21.1	List of Subsidiaries	Form SB-2 Registration Statement	June 7, 2007

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: April 15, 2009	AMIWORLD, INC.

By:s/Mamoru Saito________________________
Mamoru Saito, Chief Executive Officer

          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2009.

s/Mamoru Saito_________________________

Mamoru Saito, Director

s/Takahito Sakagami_____________________

Takahito Sakagami, Director

s/Ingrely Veitia__________________________

Ingrely Veitia, Director

s/Yuji Adachi___________________________

Yuji Adachi, Director

s/Felipe Venicio Rodriguez Wittgreen_______

Felipe Venicio Rodriguez Wittgreen, Director

s/Orlando Jose Sosa Padron________________

Orlando Jose Sosa Padron, Director