Form 10-K/A
period 2008-12-31
Amiworld, Inc.
filed 2009-04-17
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K/A1

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

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Amiworld, Inc.

New York, New York

I have audited the accompanying consolidated balance sheet of Amiworld, Inc. as of December 31, 2007, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

NO.	DESCRIPTION	FILED WITH	DATE
3.1	Certificate of Incorporation	Form SB-2 Registration Statement	June 7, 2007
3.2	Bylaws	Form SB-2 Registration Statement	June 7, 2007
3.3	Articles of Merger	Form SB-2 Registration Statement	June 7, 2007
4.1	2007 Stock Plan	Form S-8 Registration Statement	October 29, 2007
10.1	Merger Agreement	Form SB-2 Registration Statement	June 7, 2007
10.2	Construction Contract With C.M. Bernardini, S.R.L.	Form SB-2 Registration Statement	June 7, 2007
10.3	Land Purchase Contract	Form SB-2 Registration Statement	June 7, 2007
10.4	Contract for Tanks	Form SB-2 Registration Statement	June 7, 2007
10.5	Stock Purchase Agreement	Form SB-2 Registration Statement	June 7, 2007
10.6	Office Lease	Form SB-2 Registration Statement	June 7, 2007
10.7	Apartment Lease – No. 802B	Form SB-2 Registration Statement	June 7, 2007
10.8	Apartment Lease – No. 15B	Form SB-2 Registration Statement	June 7, 2007
10.9	Odin Energy and Odin Petroil Lease	Form SB-2 Registration Statement	June 7, 2007
10.10	Form of Subscription Agreement	Form SB-2/A1 Registration Statement	July 30, 2007
10.11	Agreement With Petroleos PanAmerican	Form SB-2/A1 Registration Statement	July 30, 2007
10.12	Stock Purchase Agreement with JASB	Form 8-K – Date of Event 12/10/07	December 12, 2007
10.13	Letter of Engagement with Trilogy Capital Partners, Inc.	Form 8-K – Date of Event 05/28/08	July 2, 2008
10.14	Stock Issuance Agreement with Trilogy Capital Partners, Inc.	Form 8-K – Date of Event 05/28/08	July 2, 2008
10.15	Agreement between FISS – Project Development Ltd. and Odin Petroil S.A.	Form 8-K – Date of Event 05/28/08	July 2, 2008

10.16	Purchase Order from C.I. Vanoil, S.A. dated August 20, 2008	Form 8-K – Date of Event 08/28/08	September 3, 2008
10.17	Lease Agreement with Odin Petroil ZF Ltda. U dated September 30, 2008	Form 8-K – Date of Event: 09/30/08	October 1, 2008
10.18	Promissory Note of Odin Petroil S.A. to Bancolombia	Form 10-Q – Quarter Ended 09/30/08	November 13, 2008
10.19	Promissory Note of Odin Energy Santa Marta Corporation S.A. to Bancolombia	Form 10-Q – Quarter Ended 09/30/08	November 13, 2008
10.20	Loan Agreement of Odin Petroil S.A. with Bancolombia	Form 10-K - Fiscal Year Ended 12/31/08	April 15, 2009
10.21	Loan Agreement of Odin Energy Santa Marta Corporation S.A. with Bancolombia	Form 10-K - Fiscal Year Ended 12/31/08	April 15, 2009
16.1	Letter of Ronald R. Chadwick, P.C.	Form 8-K Dated December 24, 2008	December 24, 2008
21.1	List of Subsidiaries	Form SB-2 Registration Statement	June 7, 2007

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: April 17, 2009	AMIWORLD, INC.

By:s/Mamoru Saito________________________
Mamoru Saito, Chief Executive Officer

          In accordance with the Exchange Act, this amended Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2009.

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