Form 10-K/A
period 2008-12-31
Amiworld, Inc.
filed 2009-05-01
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K/A2

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

As of April 30, 2009, the Registrant had 23,218,110 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

TABLE OF CONTENTS

PAGE

Facing Page

Index

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters And Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	52

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	52
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	56
Item 13.	Certain Relationships and Related Transactions, and Director Independence	57
Item 14.	Principal Accounting Fees and Services	58

PART IV

Item 15.	Exhibits, Financial Statement Schedules	59

SIGNATURES	61

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

Petroleum Refinery

The land we purchased for our biodiesel plant was larger than we needed for our intended purposes. Of the approximately 9.9 acres acquired, we utilized less than half for the development of our biodiesel plant. As a result, JASB of New York Corp. (“JASB”), one of our principal shareholders and a company owned by our CEO, constructed a petroleum refinery adjacent to the biodiesel plant. JASB undertook this endeavor as a result of our limited financial abilities. The plant was constructed by Odin Petroil, S.A., a Colombian corporation (“Odin Petroil”), a 94.5% owned subsidiary of JASB. From April 2007 through December 10, 2007, we leased this property to JASB at a rate of approximately $4,550 per month (10,000,000 pesos), which is consistent with applicable lease rates in Santa Marta, Colombia. Commercial lease fees in Colombia are based by law in an amount equal to 1% of the appraised value of the relevant land.

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

Quarter Ended	High	Low

March 31, 2008	$8.30	$8.00
June 30, 2008	$6.50	$0.00
September 30, 2008 December 31, 2008	$6.50 $4.25	$1.05 $0.34

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

In December 2006, we also formed Odin Petroleum Corp., a New York corporation (“Odin Petroleum”) that will engage in the oil brokering business by purchasing and selling oil on the open market. We own 95% of this company, with the balance owned by JASB of New York Corp. (“JASB”). Oil will be shipped by ships provided by Great Voyages Co., Ltd., a New York corporation (“Great Voyages”). In April 2007, we acquired a 45% interest in Great Voyages Co., Ltd., from JASB, a corporation owned by our CEO, for the purpose of acquiring ships to transport good, which in the beginning will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest.

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

Historically, we engaged in limited debt financing through affiliated companies. Such affiliated companies currently engage in offshore banking and other financial services giving them access to significant financial resources. While there is no relevant written agreement, we had an ongoing ability to borrow funds on an as-needed basis. These loans were temporary and carried no interest or repayment terms. JASB, an affiliated company and one of our principal shareholders, and other entities owned and controlled by Mr. Saito, our CEO, made similar loans to us in the past.

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

AMIWORLD, INC.

TABLE OF CONTENTS

Page No.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-1-F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flow	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Footnotes to the Consolidated Financial Statements	F-6-F-18

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

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares (1)	Amount	Paid in Capital	Accum. Deficit	Deferred Compensation Expense-Stock and Options	Accum. Other Comprehensive Income/(Loss)	Stockholders’ Equity

Balance at December 31, 2006	4,690,010	$4,690	$4,687,383	$(2,486,415)	-	$(1,002)	$2,204,656

Cash Proceeds from issuance of stock	12,566,672	12,567	12,649,867	-	-	-	12,662,434
Stock Issued for debt retirement	3,656,428	3,656	3,652,772	-	-	-	3,656,428
Stock Issued for Great Voyages	45,000	45	44,955	-	-	-	45,000
Foreign currency translation gain (loss)	-	-	-	-	-	36,956	36,956
Net (loss) for the period	-	-	-	(113,100)	-	-	(113,100)

Balance at December 31, 2007	20,958,110	20,958	21,034,977	(2,599,515)	$-	35,954	18,492,374

Cash Proceeds from issuance of stock	1,360,000	1,360	3,890,990	-	-	-	3,892,350
Deferred Compensation Expense - Options	-	-	1,490,000	-	(1,490,000)	-	-
Deferred Compensation Expense - Stocks	100,000	100	499,900	-	(500,000)	-	-
Deferred Compensation Expense	-	-	-	-	798,000	-	798,000
Stock Issued for FISS Expansion Contract	800,000	800	3,999,200	-	-	-	4,000,000
Foreign currency translation (loss)	-	-	-	-	-	(2,255,874)	(2,255,874)
Net (loss) for the period	-	-	-	(360,939)	-	-	(360,939)

Balance at December 31, 2008	23,218,110	$23,218	$30,915,067	$(2,960,454)	$(1,192,000)	$(2,219,920)	$$24,565,911

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

The Company in April 2007 also acquired a 45% interest in Great Voyages Co., Ltd., a New York corporation owned by JASB of New York Corp., a New York corporation owned by our CEO, for the purpose of acquiring ships to transport goods, which upon commencement of this business will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest. The 45% acquisition of Great Voyages is treated as an investment accounted for under the equity method. The Company has incurred losses in excess of its investment as of December 31, 2007, and as a result reports no investment balance.

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

The Company extends credit to its customers based upon a written credit policy which does not require collateral. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no reserve at December 31, 2008 or 2007. (e) Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet, as well as reported amounts of income and expenses during the fiscal year. Actual results could differ from those estimates.

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

Advance deposits consist of prepayments and deposits on contracts and are classified as liability until products are shipped.  Advance deposits aggregated $1,801,149 at December 31, 2008.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position

Mamoru Saito	63	Chairman of the Board, Chief Executive Officer, Secretary

Takahito Sakagami	51	President, Director

Ingrely Veitia	39	Chief Financial Officer, Treasurer, Director

Yuji Adachi	57	Director

Felipe Venicio Rodriguez Wittgreen	44	Director

Orlando Jose Sosa Padron	58	Director

Each of our directors serve as director until our next Annual Meeting of Stockholders held in 2010 and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation. There are no family relationships among our management team.

The following is a biographical summary of the business experience of our current Officers and Directors:

Mamoru Saitohas been our Chief Executive Officer, Secretary and Directorsince our inception in November 2006. Prior, since November 1998, he held similar positions with our predecessor, Amiworld, Inc., a New York corporation (“Amiworld – NY”), which merged into our Company in March 2007 in order to affect a reincorporation in the State of Nevada. Mr. Saito manages overall operations of our Company and coordinates and oversees all key decisions. Since 1980, Mr. Saito has coordinated numerous investments in the United States on behalf of high net worth Japanese nationals. Since 1988, Mr. Saito has been an active investor in the United States and has expanded his enterprise to include operations in Japan, the United States, Canada, Venezuela, Colombia, the Caribbean, and Europe. Mr. Saito commutes between New York, Venezuela, Colombia, Panama, and Japan. He is also the CEO and principal shareholder JASB of New York Corp., a privately held New York corporation that holds various interests in a variety of companies. Mr. Saito is a 1968 graduate of Tohoku Gakuin University with a degree in Economics. Mr. Saito devotes, on the average, approximately forty hours per week to our business,

Takahito Sakagamibecame ourPresident and a Director in March 2007 upon the closing of the Merger with Amiworld – NY. Mr. Sakagami manages our daily operations and our marketing division. Prior, from November 1998 through March 2007, he was President of Amiworld – NY. In addition, since July 1994, Mr. Sakagami has been President of JASB of New York Corp., a privately held New York corporation that is also one of our principal shareholders. He has extensive international and domestic business experience. In 1985, Mr. Sakagami formed Amuru 21, a private Japanese company. He merged his company with Mr. Saito’s group of companies in 1994. During 1995, Mr. Saito and Mr. Sakagami worked together on a successful venture to import apparel from the United States into Japan. During 2005, Mr. Sakagami was placed in charge of all marketing activities of Amiworld – NY. Throughout the years this role was expanded and Mr. Sakagami is now the COO for all of Mr. Saito’s companies where his responsibilities include almost all aspects of day-to-day operations. He devotes substantially all of his business time to our affairs.

Ingrely Veitia became our Chief Financial Officer, Treasurer and a Director in March 2007 upon the closing of the Merger with Amiworld – NY. She currently manages the development of our Colombian biodiesel facility and will be responsible for legal matters and negotiations related to the development of our Colombian biodiesel project. In addition, since 1996, she has been employed by JASB of New York Corp. as a manager responsible for project development and oversight of day-to-day operations. JASB is a privately held holding company with principal interests including Z International New York, Inc., a privately held coffee and chocolate distribution company. From 1996 through the present, she has been employed by Mr. Saito’s affiliated companies where she was primarily responsible for developing the group’s signature brand of coffees and chocolate business. Ms. Veitia graduated from Santa Marta University in Caracas, Venezuela in 1994 and obtained a degree in law from that University in 2001. She devotes substantially all of her business time to our affairs.

Yuji Adachiwas appointed as a Director of our Company in March 2007 upon the closing of the Merger with Amiworld – NY. Prior, from November 1998 until March 2007, he was a director of Amiworld – NY. In addition, since April 1992, he has been employed by Adachi Enterprises in Burnaby, British Colombia, Canada, a driving school. He graduated in 1974 from the Kyoto University of Foreign Language. He devotes only such time as necessary to our business.

Felipe Venicio Rodriguez Wittgreenwas appointed as a Director of our Company in March 2009. In addition to his position with our Company, since July 2006 he has been the General Manager and principal of Madertec Investment Financial Advisor Group, F.R, located in the Republic of Panama, a privately held company engaged in owning and operating a chain of shoe and clothing stores. Prior, from June 2003 through July 2006, he was the manager of retail and corporate banking for Universal Bank, Republic of Panama. Mr. Wittgreen received a Bachelor of Science degree in Administration/Finance in 1987 from Wright State University, Dayton, Ohio. He devotes only such time as necessary to our business.

Orlando Jose Sosa Padron was appointed as a Director of our Company in March 2009. Mr. Padron retired in July 2003 from his position as General Manager and Managing Director of PDV Brasil Combustiveis e Lubrificantes, Rio de Janeiro, Brasil, a Venezuela state owned held company engaged in oil and oil refining. He had held these positions since August 2000.

Key Employees

David Garinassumed his position as our Financial Manager in March 2007. Mr. Garin’s principal responsibility is the oversight of our accounting and financial functions. Mr. Garin has been employed as a member of Mr. Saito’s group of companies since November 1994. Mr. Garin graduated from Western State College with a B.A. in Accounting and Business Administration and the University of Denver with a Master of Accountancy. Mr. Garin holds an active CPA license in the State of Colorado and a Series 6 and Series 63 SEC license and currently has memberships in the Colorado Society of CPA’s and the American Institute of CPA’s.

Indira Veitiaassumed her position as Feedstock Manager and Manager of our Oil Trading in March 2007. Prior, from January 1999 through December 2002 she was employed in the oil trading business with Petroleous de Venezuela, S.A. She served in oil trading and fuel oil and feedstock positions during this period. In February 2003, she joined Z International, C.A. (a subsidiary of JASB of New York Corp.) and served a variety of management positions in the organization, including financial management and supervisions of departments as well as project development. In November 2006, she joined Amiworld – NY, working for Odin Energy Santa Marta as a feedstock manager. She will also serve in a capacity with Odin Petroleum Corporation as an oil trader. Ms. Veitia earned an associate degree in graphic design from Centro de Diseno Maragay in Venezuela.

Nercy Gonzalezassumed her position as Chemical Engineer in March 2007. Prior, she was employed by Amiworld – NY as Chemical Engineer. From September 2005 through the time she joined our company, she worked for I.U.P. “Santiago Marino” and UPEL University as a Chemistry professor. From August 2004 through August 2005, she worked for Tamcar C.A. as an Engineer of the design and start of a plant for effluents treatment. She is responsible for the chemical engineering necessary for the Columbian biodiesel project. Ms. Gonzalez earned her chemical engineering degree from Carabobo University in 2002.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation SK with management of the Company. Based on this review, the Compensation Committee recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this report.

Submitted by:
Compensation Committee
Mamoru Saito (Chairman)
Yuji Adachi
Orlando Jose Sosa Padron

April 30, 2009

The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

COMPENSATION DISCUSSION AND ANALYSIS

We have a Compensation Committee comprised of three directors, including Messrs. Mamoru Saito (Chairman), Yuji Adachi and Orlando Jose Sosa Padron. Messrs. Adachi and Padron are independent directors. Under our Compensation Committee charter, our Compensation Committee determines and approves all elements of executive officer compensation. To date, none of our executive officers have received any compensation and it is not expected that this will change in the foreseeable future.

The Compensation Committee’s primary objectives in determining executive officer compensation are:

•	developing an overall compensation package that is at market levels and thus fosters executive officer retention; and

•	aligning the interests of our executive officers with our stockholders by linking a significant portion of the compensation package to performance.

SUMMARY COMPENSATION TABLE

During our fiscal years ended December 31, 2008, 2007, 2006 and 2005, no executive officer received any compensation. It is not anticipated that any of our executive officers will receive material compensation in the foreseeable future. Following is a table containing the aggregate compensation paid to our Chief Executive Officer and all other officers who received aggregate compensation exceeding $100,000 during our fiscal year ended December 31, 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Mamoru Saito, CEO and Secretary	2008	$0	$0	0	$40,000	$0	$0	$0	$40,000
	2007	$0	$0	0	$0	$0	$0	$0	$0
	2006	$0	$0	0	$0	$0	$0	$0	$0
	2005	$0	$0	0	$0	$0	$0	$0	$0

EMPLOYMENT AGREEMENTS

None of our executive officers is party to an employment agreement with us.

STOCK PLAN

          In October 2007, our Board of Directors and a majority of our shareholders approved by consent our “2007 Stock Option Plan” (the “Plan”). This Plan provides for the grant of incentive and non-qualified stock options that may be issued to key employees, non-employee directors, independent contractors and others, and we originally reserved 1,500,000 shares of our Common Stock for issuance under the Plan. In April, 2009, the number of shares reserved under the Plan was increased to 3,000,000 shares. The options are to be granted for a term of not more than ten (10) years, except the term is five (5) years for options granted to any person who is a “control person,” as defined under the Securities Act of 1933, as amended, and other terms and conditions that are usual and customary.

          As of the date of this report, options to purchase 1,490,000 shares of our Common Stock have been issued at an exercise price of $1.00 per share, except for those 550,000 options issued to our control persons, which are exercisable at a price of $1.10 per share. None have been exercised. These options were issued during our fiscal year ended December 31, 2008.

          The following table discloses the stock options granted to our executive officers and directors during our fiscal year ended December 31, 2008:

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

Mamoru Saito	January 4, 2008							195,000		$1.10	$1.00
Takahito Sakagami	January 4, 2008							200,000		$1.10	$1.00
Ingrely Veitia	January 4, 2008							125,000		$1.10	$1.00
Yuji Adachi	January 4, 2008							30,000		$1.10	$1.00

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information regarding the ownership of Common Stock as of April 30, 2009, by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. Included in the table are shares of our Common Stock that underlie outstanding options that may be exercised over the next year.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Mamoru Saito (1) 60 E. 42nd Street, Suite 1225 New York, NY 10165	14,911,,210(2)	62.7%

Common	Takahito Sakagami(1) 60 E. 42nd Street, Suite 1225 New York, NY 10165	325,100(3)	1.4%

Common	Yuji Adachi (1) 6991 Frederick Ave. Burnaby, BC V5J 3X8 Canada	518,000	2.2%

Common	Ingrely Veitia 60 E. 42nd Street, Suite 1225 New York, NY 10165	125,000(5)	1.0%

Common	All Officers and Directors as a Group (6 persons)	15,879,310(2)(3)(4)(5)	66.8%

__________________

*	Less than 1%
(1)	Officer and/or Director of our Company.
(2)

Includes 12,391,566 shares owned in the name of JASB of New York Corp. a New York corporation, 743,999 shares owned in the name of EBOA, Inc., a New York corporation, 730,000 shares owned by Atlantic Amuru Corp. a New York corporation, and 405,635 shares owned by BO Atlantic, a New York corporation, each an entity that Mr. Saito controls and 195,000 shares of common stock underlying stock options granted to Mr. Saito that have vested as of the date of this report. These stock options have not been exercised

(3)

Includes 100 shares of common stock owned by Mr. Sakagami’s wife and 200,000 shares of common stock underlying stock options granted to Mr. Sakagami that have vested as of the date of this report. These stock options have not been exercised. Does not include an aggregate of 200 shares owned by Mr. Sakagami’s emancipated sons. He disclaims ownership of these 200 shares

(4)	Includes 30,000 shares of common stock underlying stock options granted to Mr. Adachi that have vested as of the date of this report. These stock options have not been exercised.
(5)	Includes 125,000 shares of common stock underlying stock options granted to Ms. Veitia that have vested as of the date of this report. These stock options have not been exercised.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

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

On February 1, 2007 we entered into a contract with JASB Corporation to act as its agent for oil trades. Under the terms of this contract we received total revenues of $360,000 during 2008 and 2007.

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

Our headquarters are located at 60 E. 42nd Street, Suite 1225, New York, New York 10165, telephone (212) 557-0223. This space consists of approximately 543 square feet of executive office space and is subleased pursuant to a verbal agreement on a month-to-month basis from a company owned by Mr. Saito, our Chief Executive Officer, at a monthly rental rate of $3,592. We also pay for utilities on this space, which varies from month to month.

We also sublease an apartment on a month-to-month basis that is used by our employees, located at 240 East 47th Street, Apt.10E, New York, NY 10017. This property is leased pursuant to a verbal agreement from Tory Pines Resort Inc. (“Tory Pines”), an affiliated entity, at a monthly rent of $2,925. Tory Pines is owned by Mr. Saito, our CEO.

           In April 2007, we acquired a 45% interest in Great Voyages Co., Ltd., a New York corporation owned by JASB of New York Corp.(“JASB”), a corporation owned by Mr. Saito, our CEO, for the purpose of acquiring ships to transport goods, which in the beginning will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest.

             JASB, one of our principal shareholders and a company owned by Mr. Saito, our CEO, did construct a petroleum refinery adjacent to the biodiesel plant recently constructed by us. From April 2007 through December 10, 2007, we leased this property to JASB at a rate of approximately $4,550 per month (10,000,000 pesos), which is consistent with applicable lease rates in Santa Marta, Colombia. On December 10, 2007, we acquired JASB’s entire ownership interest of 94.5% of stock in exchange for 7,814,772 shares of our “restricted” Common Stock, wherein we acquired all of JASB’s interest in Odin Petroil, S.A., a Colombian corporation (“Odin”). The consideration for the acquisition of Odin was determined based upon an independent valuation of Odin. We valued the shares of our Common Stock issued in this transaction at $1.50 per share.

Effective December 10, 2007, we issued 500,000 shares of our Common Stock upon conversion of a previously issued convertible note in the amount of $500,000 ($1.00 per share). These shares were issued in favor of JASB. Mamoru Saito, our Chief Executive Officer and a director of our Company, owns 100% of JASB. We relied upon the exemption from registration afforded by Section 4/2 under the Securities Act of 1933, as amended, to issue these shares.

Messrs. Saito and Sakagami are deemed “promoters” of our Company, as that term is defined under Rule 405 of Regulation C promulgated under the Securities Act of 1933, as amended. Neither Messrs. Saito nor Sakagami received any compensation from us as a result of their promotional activities relating to our Company, either directly or indirectly.

Messrs. Adachi, Wittgreen and Padron are deemed to be “independent” directors.

           There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

          The following table presents fees for professional audit services rendered by Stark Winter Schenkein & Co., LLP for the year ended December 31, 2008 and Ronald R. Chadwick, P.C., our former independent accountant, for the year ended December 31, 2007.

	December 31, 2007	December 31, 2008
Audit Fees	$51,259	$ 90,000
Audit Related Fees	-	15,000
Tax Fees	-	-
All Other Fees	-	-
Total	$51,259	$105,000

          Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Forms 10-K or 10-KSB, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Forms 10-Q or 10-QSB, and our Registration Statement on Form SB-2, including amendments thereto.

          Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

          All Other Fees.  Consists of amounts billed for services other than those noted above.

          Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by the Company after the beginning of the fiscal year are submitted to the Audit Committee Chairman for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.

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

NO.	DESCRIPTION	FILED WITH	DATE
3.1	Certificate of Incorporation	Form SB-2 Registration Statement	June 7, 2007
3.2	Bylaws	Form SB-2 Registration Statement	June 7, 2007
3.3	Articles of Merger	Form SB-2 Registration Statement	June 7, 2007
4.1	2007 Stock Plan	Form S-8 Registration Statement	October 29, 2007
10.1	Merger Agreement	Form SB-2 Registration Statement	June 7, 2007
10.2	Construction Contract With C.M. Bernardini, S.R.L.	Form SB-2 Registration Statement	June 7, 2007
10.3	Land Purchase Contract	Form SB-2 Registration Statement	June 7, 2007
10.4	Contract for Tanks	Form SB-2 Registration Statement	June 7, 2007
10.5	Stock Purchase Agreement	Form SB-2 Registration Statement	June 7, 2007
10.6	Office Lease	Form SB-2 Registration Statement	June 7, 2007
10.7	Apartment Lease – No. 802B	Form SB-2 Registration Statement	June 7, 2007
10.8	Apartment Lease – No. 15B	Form SB-2 Registration Statement	June 7, 2007
10.9	Odin Energy and Odin Petroil Lease	Form SB-2 Registration Statement	June 7, 2007
10.10	Form of Subscription Agreement	Form SB-2/A1 Registration Statement	July 30, 2007
10.11	Agreement With Petroleos PanAmerican	Form SB-2/A1 Registration Statement	July 30, 2007

10.12	Stock Purchase Agreement with JASB	Form 8-K – Date of Event 12/10/07	December 12, 2007
10.13	Letter of Engagement with Trilogy Capital Partners, Inc.	Form 8-K – Date of Event 05/28/08	July 2, 2008
10.14	Stock Issuance Agreement with Trilogy Capital Partners, Inc.	Form 8-K – Date of Event 05/28/08	July 2, 2008
10.15	Agreement between FISS – Project Development Ltd. and Odin Petroil S.A.	Form 8-K – Date of Event 05/28/08	July 2, 2008
10.16	Purchase Order from C.I. Vanoil, S.A. dated August 20, 2008	Form 8-K – Date of Event 08/28/08	September 3, 2008
10.17	Lease Agreement with Odin Petroil ZF Ltda. U dated September 30, 2008	Form 8-K – Date of Event: 09/30/08	October 1, 2008
10.18	Promissory Note of Odin Petroil S.A. to Bancolombia	Form 10-Q – Quarter Ended 09/30/08	November 13, 2008
10.19	Promissory Note of Odin Energy Santa Marta Corporation S.A. to Bancolombia	Form 10-Q – Quarter Ended 09/30/08	November 13, 2008
10.20	Loan Agreement of Odin Petroil S.A. with Bancolombia, S.A.	Form 10-K – Fiscal Year Ended 12/31/08	April 15, 2009
10.21	Loan Agreement of Odin Energy Santa Marta Corporation, S.A. with Bancolombia S.A.	Form 10-K – Fiscal Year Ended 12/31/08	April 15, 2009
16.1	Letter of Ronald R. Chadwick, P.C.	Form 8-K Dated December 24, 2008	December 24, 2008
21.1	List of Subsidiaries	Form SB-2 Registration Statement	June 7, 2007

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: April 30, 2009	AMIWORLD, INC.

By: s/Mamoru Saito________________________
Mamoru Saito, Chief Executive Officer

          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2009.

s/Mamoru Saito_______________________

Mamoru Saito, Director

s/Takahito Sakagami___________________

Takahito Sakagami, Director

s/Ingrely Veitia________________________

Ingrely Veitia, Director

s/Yuji Adachi_________________________

Yuji Adachi, Director

s/Felipe Venicio Rodriguez Wittgreen______

Felipe Venicio Rodriguez Wittgreen, Director

s/Orlando Jose Sosa Padron_____________

Orlando Jose Sosa Padron, Director