Form 10-Q
period 2009-03-31
Amiworld, Inc.
filed 2009-05-15
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes __X__	No ____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____	No __X__.

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 14, 2009, was 23,218,110 shares.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

AMIWORLD, INC.

_______________________________________________

TABLE OF CONTENTS

Page No.

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flow	F-3
Footnotes to the Consolidated Financial Statements	F-4-F-8

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,458,846	$5,046,725
Accounts Receivable, net	1,899,892	468,999
Prepaid Expenses & Advance Payments	2,611,105	3,301,051
Inventory	2,562,343	2,558,836
Total current assets	9,532,186	11,375,611
Fixed Assets
Land & Buildings	14,147,750	16,075,975
Machinery & Vehicles	249,134	279,072
Equipment & Furniture	603,138	654,292
Less: Accumulated Depreciation	(479,689)	(452,817)
	14,520,333	16,556,522
Other Assets
Construction in progress	4,812,787	4,463,000
Deposits	5,450	5,450
	4,818,237	4,468,450
TOTAL ASSETS	$28,870,756	$32,400,583

LIABILITIES & EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,649,317	$1,954,026
Advance Deposits	—	1,801,149
Taxes Payable	29,574	140,717
Notes Payable - Bank	1,640,228	1,966,720
Due to affiliated companies (net)	1,829,344	1,481,482
Total current liabilities	6,148,463	7,344,094
Minority Interests	641,267	490,578

Equity
Common Shares: $.001 par value 175,000 shares authorized; 23,218,110 (2008) and (2009) shares issued and outstanding	23,218	23,218
Additional paid in capital	30,915,067	30,915,067
Deferred Compensation Expense - Stock and Options	(1,117,500)	(1,192,000)
Accumulated other comprehensive (loss)	(3,868,256)	(2,219,920)
Accumulated deficit	(3,871,503)	(2,960,454)
	22,081,026	24,565,911
TOTAL LIABILITIES & EQUITY	$28,870,756	$32,400,583

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31st
	2009	2008
	(Unaudited)	(Unaudited)
Revenue
Product Sales	$4,352,451	$2,286,423
Oil Trading Commission	—	180,000
	4,352,451	2,466,423
Cost of Goods Sold	3,953,685	1,851,569
Gross Profit	398,766	614,854
General and Administrative Expenses
Operating expenses	1,193,889	460,901
Compensation Expense - Stocks and Options	74,500	69,509
Depreciation	88,420	253,990
	1,356,809	784,400
(Loss) from operations	(958,043)	(169,546)
Other Income and (Expense)
Interest Income	165	1,630
Interest (Expense)	(18,354)	—
Miscellaneous Income	30,304	7,455
	12,115	9,085
(Loss) before provision for income tax	(945,928)	(160,461)
Provision for income tax	—	—
Minority Interest share of (loss) in consolidated subsidiary	34,880	3,975
Net (Loss)	(911,048)	(156,486)
Other Comprehensive Income (Loss) - Net of Tax
Foreign currency translation gains (losses)	(1,648,336)	1,768,707

Comprehensive Income (Loss)	$(2,559,384)	$1,612,221

Weighted average (loss) per share (Basic and fully diluted)	$(0.04)	$(0.01)

Weighted average number of common shares outstanding (Basic and fully diluted)	23,218,110	21,547,121

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31st
	2009	2008
	(Unaudited)	(Unaudited)
CASH PROVIDED BY (USED FOR):
Operating Activities
Net (Loss)	$(911,048)	$(156,486)
Items not involving an outlay of funds:
Depreciation and amortization	88,420	253,990
Compensation Expense - Options & Stocks	74,500	69,509
Minority Interest in net income	(34,880)	3,975
	(783,008)	170,988
Change in non-cash operating balances
Accounts Receivable	(1,438,978)	(606,206)
Prepaid expenses & advance payments	321,378	4,555
Inventory	(283,854)	(981,354)
Accounts payable and accrued expense	818,058	(178,167)
Advance Deposits	(1,801,149)	—
Due to affiliated companies (net)	342,391	12,352
Net cash provided by (used in) operating activities	(2,825,162)	(1,577,832)

Investing Activities
Purchase of fixed assets	(49,695)	(2,560,161)
Net cash (used in) investing activities	(49,695)	(2,560,161)

Financing Activities
Contributions by minority ownership	185,569	—
Proceeds (Repayments) from borrowing	(107,269)	—
Issuance of common stock	—	1,581,000
Net cash provided by financing activities	78,300	1,581,000

Effect of exchange rate changes on cash	337,711	296,514

(Decrease) in cash	(2,458,846)	(2,260,479)
Cash, beginning of year	5,046,725	4,639,783
Cash, end of the period	$2,587,879	$2,379,304

Schedule of Non-Cash Investing and Financing Activities
Options with a fair value of $1,4990,000 issued in exchange for services to be performed through 2012	$—	$1,490,000
Supplemental Disclosure
Cash paid for interest	$18,354	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

March 31, 2009

(Unaudited)

(1)	Summary of Significant Accounting Policies

Organization and Nature of Business

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

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

March 31, 2009

(Unaudited)

(1)	Summary of Significant Accounting Policies (continued)

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

Unaudited Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The financial statements should be read in conjunction with the audited financial statements at December 31, 2008, included in the Company’s annual report on Form 10-K filed with the Commission on April 15, 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amiworld, Inc. and its majority owned subsidiaries Odin Energy Santa Marta Corporation S.A., Odin Petroil S.A. and Odin Petroleum, Inc. All intercompany accounts and transactions have been eliminated in consolidation. A minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to it’s exposure and/or legal obligation to cover the subsidiary losses in case of equity reduced to zero or below. The minority interest in net income of the consolidated subsidiaries during the three months ended March 31, 2009, was $34,880..

Reclassifications.

Certain amounts previously presented for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net loss, total assets, or total shareholders’ equity.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

March 31, 2009

(Unaudited)

(1)	Summary of Significant Accounting Policies (continued)

Estimates.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proven and probable reserves, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Per Share Amounts.

SFAS No. 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the interim period ended March 31, 2009, outstanding options to purchase 2,770,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

(2)	NOTES PAYABLE

In July 2008 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$232,150) each. At March 31, 2009, Odin Energy had drawn down the principal balance of 166,666,664 pesos (US$66,050) and Odin Petroil had a balance of 168,668,235 pesos (US$66,843). These lines of credit mature on July 15, 2009. Interest accrues at the rate of 17.1381% per annum.

During October, our subsidiary, C.I. Odin Petroleum, entered into an agreement with Bancolombia to allow the company to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days. The interest and terms vary based on current bank rates. As of March 31, 2009 the company had an aggregate debt related to this agreement of 3,578,714,847 pesos (US$1,410,731).

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

March 31, 2009

(Unaudited)

(2)	NOTES PAYABLE (continued)

In December 2008 the aforesaid two subsidiary companies obtained unsecured loans from Bancolombia in the aggregate amounts of 166,666,000 pesos (US$74,017) each. Each loan is payable in equal monthly principal installments of 13,888,833 pesos (US$6,168) plus interest. At March 31, 2009, Odin Energy had a balance of 120,147,775 pesos (US$47,615) and Odin Petroil had a balance of 123,614,713 pesos (US$48,989). These loans mature on December 2, 2009. Interest accrues at the rate of 17.6677% per annum.

(3) RELATED PARTY TRANSACTIONS AND BALANCES

From time to time both we and our predecessor company, Amiworld-NY have borrowed funds from affiliated entities. As of March 31, 2009, we had a balance payable to JASB of New York Corporation and other affitiliated entities of $1,829,344.

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

(4)	STOCK OPTIONS

The status of our stock options and awards is summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding December 31, 2008	-	-
Granted	1,490,000	$1.00
Exercised	-	-
Cancelled	(78,500)	$1.00
Outstanding March 31, 2009	411,500	$1.00

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

March 31, 2009

(Unaudited)

(4)	STOCK OPTIONS (continued):

The following table summarizes information about our options outstanding at March 31, 2009:

Outstanding and Exercisable:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (*Years)	Weighted Average Exercise Price

$1.00	411,500	4	$1.00

As of March 31, 2009, the aggregate intrinsic value of all stock options outstanding and exercisable was approximately $6,775,200.

During 2008 the Company issued 1,490,000 options to purchase common stock at a price of $1 per share for a period of 5 years. These options were valued at their fair market value of $1,490,000 using the Black-Scholes option pricing model. This amount is to be amortized over a period of five years, resulting in stock compensation expense of $74,500 per quarter.

(5)	ADVANCE DEPOSITS

Advance deposits consist of prepayments and deposits on contracts and are classified as a liability until products are shipped. Advance deposits aggregated $1,801,149 at December 31, 2008 were paid in the first quarter of 2009.

(6)	CONSTRUCTION IN PROCESS

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

During the first ten months of 2006 Amiworld – NY finalized the development of its new business plan and in November 2006 commenced development of our biodiesel plant in Colombia, South America. On November 30, 2006, the relevant land where the plant is now located was acquired for the purchase price of $452,902 (US).

          We are currently a holding company that operates through four subsidiary companies, including Odin Energy Santa Marta Corporation S.A. (“Odin Energy”), a Colombian corporation that is currently engaged in the operation of a biodiesel fuel plant located in Santa Marta, Colombia. We devoted most of our resources to completing this plant through the end of 2007. The plant was completed and became operational during the first quarter of 2008. Through another subsidiary, Odin Petroil, S.A. (“Odin Petroil”), a Colombian corporation, we also operate a petroleum refinery primarily producing diesel fuel. This company completed construction of its refinery on a portion of the land owned by Odin Energy. This plant began operations in October 2007 and completed its first sales in November 2007. Full operational capacity was achieved in February 2008 and the plant is now capable of producing 45,000 barrels per month.

In December 2006 we also formed Odin Petroleum Corp., a New York corporation (“Odin Petroleum”), which is engaged in the oil brokering business by purchasing and selling oil on the open market from Trinidad & Tobago and Venezuela to Panama. The oil is purchased and sold through pre-arranged buyers and sellers. Odin Petroleum is also undertaking all sales of the products that are produced in our petroleum refinery and biodiesel plant. We own 95% of this company, with the balance owned by JASB of New York Corp. (“JASB”), a private company owned and controlled by Mr. Mamoru Saito and Mr. Takahito Sakagami, our CEO and President, respectively. Oil is shipped by ships provided by Great Voyages Co., Ltd., a New York corporation (“Great Voyages”), whose principal shareholder is JASB. In April 2007 we acquired a 45% interest in Great Voyages from JASB. We are also exploring diversifying our business activities in a synergistic manner by developing the business plan of Great Voyages by developing a cargo shipping business. The first part of the business will be to charter ships for the shipment of oil and related petroleum products within the Caribbean regions. The second part of the business will be the purchase of small oil tankers to engage in the trade of oil through the free trade zone of Panama and primarily focus on shipping oil from South American countries through this free trade zone.

          As of the date of this Report, we are concentrating our efforts and resources into the operations of our biodiesel plant and petroleum refinery. If we are successful in this endeavor we will then address the development of the proposed business of Great Voyages and the additional operations of Odin Petroleum.

Following is our results of operations for the three months ended March 31, 2009.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2009 and 2008

          During the three months ended March 31, 2009, we generated revenues of $4,352,451, including $2,745,725 from Odin Petroleum (sale of biodiesel production), $1,298,678 from Odin Petroil (refinery operations) and $308,048 from Odin Energy. This represented an increase in revenues of $1,886,028 from the three months ended March 31, 2008, when we generated revenues of $2,466,423, including $2,286,423 from sale of diesel and biodiesel products and $180,000 from oil trading commissions. Cost of goods sold was $3,953,685 during the three months ended March 31, 2009, compared to $1,851,569 for the three months ended March 31, 2008, an increase of $2,102,116. The increase in revenues and cost of goods sold was attributable to increased product sales and having full production capability.

          During the three months ended March 31, 2009, our general and administrative expense increased by $572,409, from $784,400 for the three months ended March 31, 2008 to $1,356,809, primarily as a result of our having full operations. Our general and administrative expense rose in virtually all categories due to commencement of these operations, including but not limited to: (i) increases of $65,799 in legal, accounting and professional fees; (ii) wage expense increased by $94,077 due to commencement of our operations and increased personnel; (iii) telephone and utilities increased by $9,433; (iv) hotel, travel, and entertainment increased by $50,289; (v) advertising, marketing, and public relations increased by $121,209; and (vi) bank charges and interest expense increased by $82,433. In addition, supplies and other office costs increased by $396,029 as a result of various factors, including the opening of marketing offices in Bogota and Panama and, more importantly, the reclassification of certain operational costs associated with unused capacity of our biodiesel plant now classified as administrative costs.

As a result, we incurred a net loss of $911,048 during the three months ended March 31, 2009 (approximately $.04 per share), compared to a net loss of $156,486 during the three months ended March 31, 2008 (approximately $0.01 per share). While no assurances can be provided, we expect that we will begin generating profits from operations by December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had $2,458,846 in cash.

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

In July 2008 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$232,150) each. At March 31, 2009, Odin Energy had drawn down the principal balance of 166,666,664 pesos (US$66,050) and Odin Petroil had a balance of 168,668,235 pesos (US$66,843). These lines of credit mature on July 15, 2009. Interest accrues at the rate of 17.1381% per annum.

          During October, our subsidiary, Odin Petroleum, entered into an agreement with Bancolombia to allow the company to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days. The interest and terms vary based on current bank rates. As of March 31, 2009, we had an aggregate debt related to this agreement of 3,578,714,847 pesos (US$1,418,284).

In December 2008 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured loans from Bancolombia in the aggregate amounts of 166,666,000 pesos (US$74,017) each. Each loan is payable in equal monthly principal installments of 13,888,833 pesos (US$6,168) plus interest. At March 31, 2009, Odin Energy had a balance of 120,147,775 pesos (US$47,615) and Odin Petroil had a balance of 123,614,713 pesos (US$48,989). These loans mature on December 2, 2009. Interest accrues at the rate of 17.6677% per annum.

We believe that we have sufficient funds available from these fund raising efforts, as well as from our recently commenced operations, to allow us to be able to continue to develop our business plan over the next 12 months and in the foreseeable future. While no assurances can be provided, we believe that we will generate a profit from operations during our fiscal year ended December 31, 2009. We do not expect to raise additional equity in the future, except in the event we elect to do so in order to provide the financing for the expansion of our current refineries, acquisition of a supply chain or for additional biodiesel and petroleum refineries. There are no assurances that we will not elect to raise additional equity capital in the future.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with US GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management does not expect this statement to change any of the Company’s existing accounting principles.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2009.

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

The shipping business will be conducted through Great Voyages and will be implemented in conjunction with the implementation of production of our biodiesel fuel plant and the possible corresponding need to ship our end product. We have leased our first vessel but have not taken possession of this vessel as of the date of this report. We are waiting on market conditions to improve before taking possession. We are also working on plans to purchase and lease additional vessels in the future, once market conditions improve. It is anticipated that ships will be acquired in the 500 to 2,000 ton class.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Item 305(e) of Regulation S-K.

ITEM 4T.	CONTROLS AND PROCEDURES

            Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

            These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

            Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2009, at the reasonable assurance level, because of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we are still in the process of remediating. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2008 Form 10-K for a full description of these weaknesses.

            Notwithstanding the material weaknesses described in Item 9A of the Form 10-K for the fiscal year ended December 31, 2008, we believe that our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

            Inherent Limitations -Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

            Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2009 we commenced a lawsuit in the Supreme Court of the State of New York, County of New York, Index No. 600664/09, against Trilogy Capital Partners, Inc. (“Trilogy”) and Prominence Capital, LLC (“Prominence”) (Trilogy and Prominence hereinafter jointly referred to as the “Defendants”) that alleges that the Defendants breached their obligations under a Letter of Engagement Agreement (the “LOE”) wherein Trilogy and Prominence were to provide us with various investor relations services. The relevant complaint requests relief in an amount in excess of $131,389, as well as equity relief in the form of an order to Trilogy to return all shares of our Common Stock (100,000 shares) (the “Trilogy Shares”) previously issued to the Defendants as part of the terms of the LOE. At our request, the Court entered a Temporary Restraining Order against Trilogy enjoining and restraining Trilogy from selling, transferring, encumbering, mortgaging, permitting the placement of a lien, or otherwise attempting to hypothecate the Trilogy Shares pending the hearing on an Order to Show Cause issued by the Court in response to our Motion on Order to Show Cause for Preliminary Injunction and Temporary Restraining Order filed in the matter.

          In March 2009 we entered into a Stipulation with the Defendants adjourning until March 26, 2009 the hearing on the Order to Show Cause and further stipulating that the Temporary Restraining Order described above remain in effect pending the hearing on our aforesaid motion. On March 20, 2009, the parties to this action entered into a second Stipulation adjourning the hearing on the Order to Show Cause to April 23, 2009, maintaining the Temporary Restraining Order and other procedural matters. On April 29, 2009, we entered into another stipulation adjourning the hearing on the Order to Show Cause to May 20, 2009, maintaining the Temporary Restraining Order and other procedural matters

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

RISKS RELATED TO OUR OPERATIONS

We have incurred losses to date. We did not begin generating revenues until late in our 2007 fiscal year when we completed our initial sale of oil. In addition, our biodiesel plant described herein did not become operational until the first quarter of 2008 and we acquired our refinery in December 2007. Neither our biodiesel plant or refinery is currently running at full capacity and we continue to expand these operations. As of March 31, 2009, we had an accumulated deficit of ($3,871,503) and at December 31, 2008, we had an accumulated deficit of ($2,960,454) and incurred a net loss of ($911,048) for the three months ended March 31, 2009. We do not expect to continue to incur losses from operations as market conditions improve and we build a successful customer and supply base, however, there can be no assurances that this will occur. Until we begin generating profitable operations on a regular basis, we expect to rely on cash from our recent equity financings, as well as loans from affiliates, if necessary, and bank financing, when available, to fund all of the cash requirements of our business. There are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for biodiesel would significantly and adversely affect our sales and profitability.

We have spent a significant amount of our capital on our refinery and biodiesel plant construction. We can make no assurances that this capital expenditure will successfully achieve desired results. If our refinery and biodiesel plant do not achieve desired results, our business and results of operations can be impacted. We are exploring new opportunities to diversify our operations in order to reduce this risk. However, no assurances can be made that we will be able to successfully diversify our operations.

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

Our financial performance will be dependent on prices and availability for palm oil, crude oil, and other chemical inputs, which are subject to and determined by market forces outside our control. An increase in the prices for these input commodities will materially affect our ability to operate at a profit. Our result of operations and financial condition may be affected by the cost and supply of palm oil. Crude oil, palm oil, and other materials are currently our largest expenses. The price of palm oil is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions, the output and proximity of palm crush facilities, and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of crude oil, palm oil, and other materials is difficult to predict. Any event that tends to negatively affect the supply of palm oil, such as adverse weather or crop disease, could increase palm oil prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in sourcing crude oil and palm oil on economical terms due to supply shortages. Such a shortage could require us to suspend operations until palm oil is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for materials at our facilities could also increase if additional production facilities are built in the same general vicinity. We are unaware of any other facility that is being planned in the vicinity of our plant.

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

There are competing interest for the supply of palm oil and other feedstock to produce biodiesel fuel. These competing interests include cooking products and usages of these products in producing other products. Additionally, biodiesel plants are being rapidly constructed and expanded which will result in continued increases in demands. However, export of these products will continue to increase and other plants may be developed.

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

Competition in our industry is intense. New plant construction or decreases in demand for our fuel products may result in excess production capacity, which could have an impact upon our ability to operate profitably. Excess capacity in the diesel and biodiesel industry may lead to increased competition for inputs and decreased market prices for our products, which means that we may be unable to acquire the inputs needed or be unable to acquire the inputs at a profitable price. In addition, if the excess capacity occurs, we may be unable to market our products at profitable prices.

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

As of the date of this Report, NASDAQ has advised us that in order to list our stock we will need to demonstrate that we can meet the listing requirements related to market value and bid price. We have agreed to take steps to address these areas of concerns. We are taking steps to alleviate this issue by entering into investment banking agreements with licensed broker dealers who have expressed an interest in working with us to accomplish our aforesaid objectives and thereafter, submit a revised application for listing on NASDAQ. As of the date of this Report we have not entered into any definitive agreement with any investment banking group and there can be no assurances that such an agreement will be executed in the future. Failure to increase the trading volume in our Common Stock in the future may inhibit our ability to have our application for listing on NASDAQ approved in the future.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMIWORLD, INC.

Dated: May 15, 2009	By: s/Mamoru Saito___________________
Mamoru Saito
Chief Executive Officer

Dated: May 15, 2009	By: s/Ingrely Veitia___________________
Ingrely Veitia
Chief Financial Officer