Form 10-Q
period 2009-06-30
Amiworld, Inc.
filed 2009-08-19
CIK 1401273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number: 000-52712

AMIWORLD. INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction

of incorporation or organization)

20-5928518

(IRS Employer Identification No.)

60 E. 42nd Street, Suite 1225

New York, New York 10165

(Address of principal executive offices)

(212) 557-0223

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X__ No ____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2009, there were 23,218,110 shares of the Registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$1,570,209	$5,046,725
Accounts Receivable, net	8,641,506	468,999
Prepaid Expenses & Advance Payments	3,513,317	3,301,051
Inventory	2,971,160	2,558,836
Total current assets	16,696,192	11,375,611
Fixed Assets
Land & Buildings	16,164,408	16,075,975
Machinery & Vehicles	287,805	279,072
Equipment & Furniture	677,899	654,292
Less: Accumulated Depreciation	(641,250)	(452,817)
	16,488,862	16,556,522
Other Assets
Construction in progress	4,686,573	4,463,000
Deposits	5,450	5,450
	4,692,023	4,468,450

TOTAL ASSETS	$37,877,077	$32,400,583

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$9,555,968	$1,954,026
Advance Deposits	—	1,801,149
Taxes Payable	—	140,717
Notes Payable - Bank	2,046,032	1,966,720
Due to affiliated companies (net)	1,701,278	1,481,482
Total current liabilities	13,303,278	7,344,094

Minority Interests	657,963	490,578

Stockholders’ Equity
Common Shares: $.001 par value 175,000,000 shares authorized, 23,218,110 shares issued and outstanding, respectively	23,218	23,218
Additional paid in capital	30,915,067	30,915,067
Deferred Compensation Expense - Stock and Options	(1,043,000)	(1,192,000)
Accumulated other comprehensive income	(2,182,528)	(2,219,920)
Accumulated deficit	(3,796,921)	(2,960,454)
	23,915,836	24,565,911
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$37,877,077	$32,400,583

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue
Product Sales	$11,260,780	$2,918,930	$15,613,231	$5,205,353
Oil Trading Commission	—	180,000	—	360,000
	11,260,780	3,098,930	15,613,231	5,565,353
Cost of Goods Sold	9,635,993	1,808,280	13,589,679	3,659,849

Gross Profit	1,624,787	1,290,650	2,023,552	1,905,504

General and Administrative Expenses
Operating expenses	1,326,114	650,501	2,522,938	1,110,137
Compensation Expense - Stocks and Options	74,500	69,510	149,000	139,019
Depreciation	89,159	435,911	177,579	689,901
	1,489,773	1,155,922	2,849,517	1,939,057

Income/(Loss) from operations	135,014	134,728	(825,965)	(33,553)

Other Income and (Expense)
Interest Income	228	989	394	2,618
Interest (Expense)	(54,130)	(363)	(72,484)	(1,628)
Miscellaneous Income	10,166	2,136	43,404	9,592
	(43,736)	2,762	(28,686)	10,582

Income/(Loss) before provision for income tax	91,278	137,490	(854,651)	(22,971)

Provision for income tax	—	—	—	—

Minority Interest share of (loss) in consolidated subsidiary	(16,696)	(28,566)	18,184	(24,591)

Net Income/(Loss)	74,582	108,924	(836,467)	(47,562)

Other Comprehensive Income/(Loss) - Net of Tax
Foreign currency translation gains (losses)	1,685,728	(988,573)	37,392	780,134

Comprehensive Income/(Loss)	$1,760,310	$(879,649)	$(799,075)	$732,572

Weighted average Income/(loss) per share (Basic and fully diluted)	$0.00	$0.00	$(0.04)	$(0.00)
Weighted average number of common shares outstanding (Basic and fully diluted)	24,708,110	22,099,714	23,218,110	21,823,418

See accompanying notes to consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008

CASH PROVIDED BY (USED IN):
Operating Activities
Net (Loss)	$(836,467)	$(47,562)
Items not involving an outlay of funds:
Depreciation and amortization	188,432	689,901
Compensation Expense - Options & Stocks	149,000	139,019
Minority Interest in net income	18,184	(24,591)
	(480,851)	756,767
Change in non-cash operating balances
Accounts Receivable	(8,172,507)	(942,121)
Prepaid expenses & advance payments	(212,266)	(1,180,970)
Inventory	(412,324)	(1,080,610)
Accounts payable and accrued expense	7,461,225	(212,820)
Advance Deposits	(1,801,149)	—

Net cash (used in) operating activities	(3,625,302)	(2,659,754)
Investing Activities
Purchase of fixed assets	(344,345)	(2,904,434)
Net cash (used in) investing activities	(344,345)	(2,904,434)
Financing Activities
Contributions by minority ownership	185,569	—
Proceeds from borrowing	3,092,689	—
(Repayments) from borrowing	(3,013,377)
Proceeds from borrowing, affiliated companies	342,774	—
(Repayments) from borrowing, affiliated companies	(122,978)	(440,486)
Issuance of common stock for cash	—	3,298,350
Net cash provided by financing activities	484,677	2,857,864

Effect of exchange rate changes on cash	(8,454)	(196,299)

(Decrease) in cash	(3,476,516)	(2,902,623)
Cash, beginning of year	5,046,725	4,639,783
Cash, end of the period	$1,570,209	$1,737,160

Supplemental Disclosure
Cash paid for interest	$72,484	$1,628
Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

June 30, 2009

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

In December 2006, we formed Odin Petroleum Corp., a New York corporation, which is in the oil brokering business, by purchasing and selling oil on the open market. The oil is shipped by ships provided by Great Voyages. We own a 95% interest in this company. The remaining 5% interest in Odin Petroleum is owned by our management.

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

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

June 30, 2009

(Unaudited)

(1)	Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amiworld, Inc. and its majority owned subsidiaries Odin Energy Santa Marta Corporation S.A., Odin Petroil S.A. and Odin Petroleum, Inc. All intercompany accounts and transactions have been eliminated in consolidation. A minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to it’s exposure and/or legal obligation to cover the subsidiary losses in case of equity reduced to zero or below. The minority interest in net income of the consolidated subsidiaries during the six months ended June 30, 2009, was $18,184.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company has determined that no impairment existed at December 31, 2008 or June 30, 2009.

Per Share Amounts.

SFAS No. 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the interim period ended June 30, 2009, outstanding options to purchase 2,770,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

June 30, 2009

(Unaudited)

(1)	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements.

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies. The codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. The codification is effective for interim and annual periods ending on or after September 15, 2009. Management is currently evaluating the impact of adopting this statement.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued. SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact of adopting this statement.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(2)	NOTES PAYABLE

In July 2008 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$232,150) each. Subsequently, these two subsidiaries have made additional draws on these lines of credit. In December 2008 these subsidiaries obtained additional loans in the aggregate amounts of 166,666,000 pesos (US$74,017) each. In May 2009 these subsidiaries made additional draws on these lines of credit in the amount of 319,000,000 pesos (US$142,049) each. In June Odin Energy made an additional draw of pesos 146,595,280 (US$67,910). At June 30, 2009, Odin Energy had a balance of 512,010,788 pesos (US$234,942) and Odin Petroil had a balance of 379,103,466 pesos (US$173,956). These lines of credit mature at various dates through December 3, 2009. Interest currently accrues at the rates between 11.6736% to 15.1611% per annum.

During October 2008, our subsidiary, C.I. Odin Petroleum, entered into an agreement with Bancolombia to allow the company to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days. The interest and terms vary based on current bank rates. As of June 30, 2009 the company had an aggregate debt related to this agreement of 3,567,824,014 pesos (US$1,637,134).

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

June 30, 2009

(Unaudited)

(3) RELATED PARTY TRANSACTIONS AND BALANCES

From time to time both we and our predecessor company, Amiworld-NY have borrowed funds from affiliated entities. As of June 30, 2009, we had a balance payable to JASB of New York Corporation and other affitiliated entities of $1,701,278. As of December 31, 2008, there we had a balance payable to JASB of New York Corporation of $1,481,482. These loans carry no stated interest or repayment terms.

On September 30, 2008, Odin agreed to lease and operate another petroleum diesel refinery in the free trade zone in Santa Marta, Colombia. The lease commenced October 1, 2008, for a period of six months. Since Odin Petroil did not need the added capacity due to a decrease in its expected sales this lease was temporarily put on hold and will be resumed when the capacity is needed. Odin is leasing the refinery from Odin Petroil ZF Ltda. U, which is a company owned by Mamoru Saito, our CEO, who entered into a six month option agreement to acquire the refinery in April 2009. This lease has been extended until such time as permitting and licensing can be completed. Odin Petroil ZF Ltda. U does not expect to acquire the refinery until the 4th quarter of 2009. If these operations prove successful, the option to purchase can be assigned to us. If executed, the option price for the refinery is $3,203,800. The cost of the lease totals approximately $725,000.

(4)	STOCK OPTIONS

The status of our stock options and awards is summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding December 31, 2008	1,490,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	(78,500)	$1.00
Outstanding June 30, 2009	1,411,500	$1.00

The following table summarizes information about our options outstanding at June 30, 2009:

Outstanding and exercisable:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (*Years)	Weighted Average Exercise Price

$1.00	1,411,500	3.5	$1.00

As of June 30, 2009, the aggregate intrinsic value of all stock options outstanding and exercisable was approximately $6,775,200.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

June 30, 2009

(Unaudited)

(5) CONSTRUCTION IN PROCESS

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

(6) SUBSEQUENT EVENT

As a result of our continuing efforts to seek out financing opportunities in August 2009 we executed an agreement with Middlebury Securities LLC, New York, NY (“Middlebury”), wherein we have retained Middlebury to assist us in raising up to $25 million, including at least $10 million in equity capital. The relevant agreement provides for Middlebury to deliver to us a term sheet setting forth the material terms of this $25 million financing transaction no later than August 28, 2009.

In consideration for their services, the agreement provides for us to pay to Middlebury a consulting fee of $25,000, $10,000 of which was paid upon execution of the agreement, $10,000 which will be due upon the opening of an escrow account to accept subscriptions to our proposed private offering and the balance of $5,000 payable upon closing of the private offering of a minimum of $5 million in gross proceeds. We have also agreed to pay Middlebury a placement agent fee in cash in an amount equal to 8% of the gross proceeds of any equity financing that they arrange and 2.5% of the gross proceeds of any debt financing that they arrange, plus reimbursement of expenses. Middlebury will also receive warrants exercisable to purchase shares of our Common Stock in an amount equal to 8% of the shares of our Common Stock issuable to parties introduced to us by Middlebury and 4% of the dollar amount of any debt financing provided by parties introduced to us by Middlebury. Each of these warrants will be exercisable at a price equal to the purchase price paid by the subscribers, on a cashless basis.

In addition to other terms consistent with other agreements of this nature, in the event Middlebury successfully arranges to raise us a minimum of $25 million in financing within 120 days from the date of the agreement, the agreement provides for us to grant Middlebury a one year right of refusal (on terms at least as favorable as can be obtained from other sources) to serve as our placement agent for any future debt or equity financings in the US, United Kingdom or Continental Europe. A copy of the Middlebury agreement has been included in this report as an exhibit.

(7) CONCENTRATIONS

During the three and six months ended June 30, 2009, one customer accounted for approximately 69.4% and 66.9% of revenues, respectively.  During the three and six months ended June 30, 2008 three customers accounted for the following revenues:

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

June 30, 2009

(Unaudited)

(7) CONCENTRATIONS (Continued)

Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

33.9%	45.1%
19.2%	13.4%
15.4%	10.7%

As of June 30, 2009, accounts receivable from one customer accounted for 90.4%.  As of December 31, 2008, accounts receivable from one customer accounted for 54.3%, one customer accounted for 29.7%, and one customer accounted for 15.5%.

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

In December 2006 we also formed Odin Petroleum Corp., a New York corporation (“Odin Petroleum”), which is engaged in the oil brokering business by purchasing and selling oil and fuel products on the open market from South America and the Caribbean to Central America, North America, and Asia. The oil and fuel products are purchased and sold through pre-arranged buyers and sellers. Odin Petroleum is also undertaking all sales of the products that are produced in our petroleum refinery and biodiesel plant. We own 95% of this company, with the balance owned by JASB of New York Corp. (“JASB”), a private company owned and controlled by Mr. Mamoru Saito and Mr. Takahito Sakagami, our CEO and President, respectively. Oil is shipped by ships provided by Great Voyages Co., Ltd., a New York corporation (“Great Voyages”), whose principal shareholder is JASB. In April 2007 we acquired a 45% interest in Great Voyages from JASB. We are also exploring diversifying our business activities in a synergistic manner by developing the business plan of Great Voyages by developing a cargo shipping business. The first part of the business will be to charter ships for the shipment of oil and related petroleum products within the Caribbean regions. The second part of the business will be the purchase of small oil tankers to engage in the trade of oil through the free trade zone of Panama and primarily focus on shipping oil from South American countries through this free trade zone.

          As of the date of this Report, we are concentrating our efforts and resources into the operations of our biodiesel plant and petroleum refinery. If we are successful in this endeavor we will then address the development of the proposed business of Great Voyages and the additional operations of Odin Petroleum.

Following is our results of operations for the three and six month periods ended June 30, 2009.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended June 30, 2009 and 2008

          During the three months ended June 30, 2009, we generated revenues of $11,260,780, including $7,702,768 from Odin Petroleum (sale of petroleum re-sell), $1,383,450 from Odin Petroil (refinery operations) and $2,174,562 from Odin Energy. This represented an increase in revenues of $8,161,850 from the three months ended June 30, 2008, when we generated revenues of $3,098,930, including $2,918,930 from sale of diesel and biodiesel products and $180,000 from oil trading commissions. Cost of goods sold was $9,635,993 during the three months ended June 30, 2009, compared to $1,808,280 for the three months ended June 30, 2008, an increase of $7,827,713. The increase in revenues and cost of goods sold was attributable to increased product sales and having full production capability.

          During the three months ended June 30, 2009, our general and administrative expense increased by $333,851, from $1,155,922 for the three months ended June 30, 2008 to $1,489,773 for the three months ended June 30, 2009. Our general and administrative expense rose in several categories due to the expansion of operations, including but not limited to: (i) wage expense increased by $156,964; (ii) rent increased by $20,902 due to the addition of administrative office rentals; (iii) bank charges increased by $12,294; (iv) travel increased by $14,910; (v) supplies and other office costs increased by $47,999; (vi) postage and shipping increased by $70,953; (vii) insurance increased by $15,063; and (viii) we incurred $321,233 in research and development costs in order to improve the efficiency of our biodiesel refinery and add the ability to refine alternative feedstocks. Our general and administrative expense also decreased in several categories due to improvements on our ability to better manage our operations, including but not limited to (i) telephone and utilities decreased by $6,463; (ii) advertising, marketing, and public relations decreased by $190,639 as a result of the termination of our agreement with Trilogy Capital Partners as our investment relations consultant and adjustments to our marketing and advertising programs; and (iii) legal, accounting, and professional fees decreased by $5,523.

As a result, we generated net income of $74,582 during the three months ended June 30, 2009 (less than $.01 per share), compared to a net income of $108,924 during the three months ended June 30, 2008 (less than $.01 per share).

Comparison of Results of Operations for the six months ended June 30, 2009 and 2008

          During the six months ended June 30, 2009, we generated revenues of $15,613,231, including $10,440,200 from Odin Petroleum (petroleum product trading re-sell), $2,690,421 from Odin Petroil

(refinery operations) and $2,482,610 from Odin Energy. This represented an increase in revenues of $10,047,878 from the six months ended June 30, 2008, when we generated revenues of $5,565,353, including $5,205,353 from sale of diesel and biodiesel products and $360,000 from oil trading commissions. Cost of goods sold was $13,589,679 during the six months ended June 30, 2009, compared to $3,659,849 for the six months ended June 30, 2008, an increase of $9,929,830. The increase in revenues and cost of goods sold was attributable to increased product sales and having full production capability.

          During the six months ended June 30, 2009, our general and administrative expense increased by $910,460, from $1,939,057 for the six months ended June 30, 2008 to $2,849,517 for the six months ended June 30, 2009, primarily as a result of having full operations. Our general and administrative expense rose in several categories due to full operations capacity, including but not limited to: (i) wage expense increased by $247,464 (ii) supplies and other office costs increased by $326,699; (iii) telephone and utilities increased by $2,295; (iv) hotel, travel, and entertainment increased by $64,127; (v) rents increased by $47,913 due to the addition of administrative office rentals; (vi) bank charges and debt expense increased by $73,111; (vii) postage and shipping increased by $82,750; (viii) legal, accounting, and professional fees increased by $58,306 due to increased audit and legal fees; (ix) insurance increased by $27,625; and (x) we incurred $528,356 in research and development costs in order to improve the efficiency of our biodiesel refinery and add the ability to refine alternative feedstocks.. Our general and administrative expense decreased in advertising, marketing, and public relations by $69,464 as a result of the termination of our agreement with Trilogy Capital Partners as our investment relations consultant. See “Part II, Item 1, Legal Proceedings,” below.

As a result, we incurred a net loss of $836,467 during the six months ended June 30, 2009 (approximately $.04 per share), compared to a net loss of $47,562 during the six months ended June 30, 2008 (less than $.01 per share). While no assurances can be provided, we expect that we will begin generating profits from operations on a regular basis during our next two fiscal quarters and thereafter due to ongoing marketing efforts to expand sales and increased utilization of our facilities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had $1,570,209 in cash.

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

          In July 2008 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$232,150) each. Subsequently, these two subsidiaries have made additional draws on these lines of credit. In December 2008 these subsidiaries obtained additional loans in the aggregate amounts of 166,666,000 pesos (US$74,017) each. In May 2009 these subsidiaires made additional draws on these lines of credit in the amount of 319,000,000 pesos (US$142,049) each. In June Odin Energy made an additional draw of pesos 146,595,280 (US$67,910). At June 30, 2009, Odin Energy had a balance of 512,010,788 pesos (US$234,942) and Odin Petroil had a balance of 379,103,466 pesos (US$173,956). These lines of credit mature at various dates through December 3, 2009. Interest currently accrues at rates that range between 11.6736% to 15.1611% per annum.

          During October 2008, our subsidiary, Odin Petroleum, entered into an agreement with Bancolombia to allow the company to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days. The interest and terms vary based on current bank rates. As of June 30, 2009, we had an aggregate debt related to this agreement of 3,567,824,014 pesos (US$1,637,134).

While we continue to seek out financing opportunities in order to provide the financing for the continued expansion of our current refineries, acquisition of a supply chain and for additional biodiesel and petroleum refineries, we believe that we have sufficient funds available from these fund raising efforts, as well as from our recently commenced operations, to allow us to be able to continue to develop our business plan over the next 12 months and in the foreseeable future.

While no assurances can be provided, we believe that we will generate a profit from operations during our fiscal year ended December 31, 2009 and continue to do so thereafter due to ongoing marketing efforts to expand sales and better utilization of our facilities.

SUBSEQUENT EVENT

          As a result of our continuing efforts to seek out financing opportunities in August 2009 we executed an agreement with Middlebury Securities LLC, New York, NY (“Middlebury”), wherein we have retained Middlebury to assist us in raising up to $25 million, including at least $10 million in equity capital. The relevant agreement provides for Middlebury to deliver to us a term sheet setting forth the material terms of this $25 million financing transaction no later than August 28, 2009.

          In consideration for their services, the agreement provides for us to pay to Middlebury a consulting fee of $25,000, $10,000 of which was paid upon execution of the agreement, $10,000 which will be due upon the opening of an escrow account to accept subscriptions to our proposed private offering and the balance of $5,000 payable upon closing of the private offering of a minimum of $5 million in gross proceeds. We have also agreed to pay Middlebury a placement agent fee in cash in an amount equal to 8% of the gross proceeds of any equity financing that they arrange and 2.5% of the gross proceeds of any debt financing that they arrange, plus reimbursement of expenses. Middlebury will also receive warrants exercisable to purchase shares of our Common Stock in an amount equal to 8% of the shares of our Common Stock issuable to parties introduced to us by Middlebury and 4% of the dollar amount of any debt financing provided by parties introduced to us by Middlebury. Each of these warrants will be exercisable at a price equal to the purchase price paid by the subscribers, on a cashless basis.

          In addition to other terms consistent with other agreements of this nature, in the event Middlebury successfully arranges to raise us a minimum of $25 million in financing within 120 days from the date of the agreement, the agreement provides for us to grant Middlebury a one year right of refusal (on terms at least as favorable as can be obtained from other sources) to serve as our placement agent for any future debt or equity financings in the US, United Kingdom or Continental Europe. A copy of the Middlebury agreement has been included in this report as an exhibit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proven and probable reserves, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Leases – We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

          Long-Lived Assets - In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company has determined that no impairment existed at December 31, 2008 or June 30, 2009

Foreign currency translation – Our functional currency is United States dollars and the functional currency of our subsidiaries is currently Colombia pesos. The operations of our subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies. The codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. The codification is effective for interim and annual periods ending on or after September 15, 2009. Management is currently evaluating the impact of adopting this statement.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued. SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact of adopting this statement.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2009.

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

The shipping business will be conducted through Great Voyages and will be implemented in conjunction with the implementation of production of our biodiesel fuel plant and petroleum refinery and the possible corresponding need to ship our end product. We have leased our first vessel and we are working on plans to purchase and lease additional vessels in the future. We have delayed taking possession of the ship we leased until market conditions warrant the addition. It is anticipated that ships will be acquired in the 500 to 2,000 ton class.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Item 305(e) of Regulation S-K.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures- Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the first half of 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUBSEQUENT EVENT

          Since March 2009 we have entered into various Stipulations with the Defendants adjourning until August 7, 2009 the hearing on the Order to Show Cause and further stipulating that the Temporary Restraining Order described above remain in effect pending the hearing on our aforesaid motion. On August 7, 2009, the Court issued an Order wherein it denied our motion for issuance of a preliminary injunction, vacating the temporary restraining order and directing the defendants in the action to answer our complaint within thirty (30) days of the date of the court’s decision.

          Upon the filing and our review of the defendant’s answer we intend to review the same and decide upon our future course of action in this matter.

ITEM 1A.	RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATED TO OUR OPERATIONS

We have incurred losses to date. We did not begin generating revenues until late in our 2007 fiscal year when we completed our initial sale of oil. In addition, our biodiesel plant described herein did not become operational until the first quarter of 2008 and we acquired our refinery in December 2007. Neither our biodiesel plant or refinery is currently running at full capacity and we continue to expand these operations. As of June 30, 2009, we had an accumulated deficit of ($3,796,921) and at December 31, 2008, we had an accumulated deficit of ($2,960,454) and incurred a net loss of $360,939 in 2008. For the six months ended June 30, 2009, we incurred a net loss of $836,467. We do not expect to continue to incur losses from operations as market conditions improve and we build a successful customer and supply base. However, there can be no assurances that this will occur. Until we begin generating profitable operations on a regular basis we expect to rely on cash from our recent equity financings, as well as loans from affiliates, if necessary, and bank financing, when available, to fund all of the cash requirements of our business. There are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for biodiesel would significantly and adversely affect our sales and profitability.

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

          There can be no assurances that we will continue to have a steady supply of raw materials. We have established relationships with multiple supply vendors for each of our business operations. While we are currently in negotiations with each of them on an ongoing basis to purchase raw materials at competitive prices, there can be no assurance that we will be able to reach an agreement with them in the future. We are working on a fixed long-term contract to maintain a steady supply, but for now we feel it is better to negotiate material purchases on a short term basis. We have received limited assurances from government officials of assistance in maintaining a steady supply of materials. Additionally, we hope in the future to develop our own supply chain that we hope will eventually include owning our own farms, pressing plants, and oil wells. However, we cannot provide any guarantees that we will be able to establish a steady supply of materials.

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

          While we are expending resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

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

In June 2009, our Common Stock was approved for trading on the Bermuda Stock Exchange (“BSE”) International Market.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

10.22	Financial Advisory Letter Agreement Between the Registrant and Middlebury Securities LLC dated August 7, 2009

SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMIWORLD, INC.

Dated: August 19, 2009	By: s/ Mamoru Saito__________________________
Mamoru Saito, Chief Executive Officer

Dated: August 19, 2009	By: s/ Ingrely Veitia___________________________
Ingrely Veitia, Chief Financial Officer