Form 10-Q
period 2009-09-30
Amiworld, Inc.
filed 2009-11-23
CIK 1401273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 23, 2009, there were 23,218,110 shares of the Registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

AMIWORLD, INC.

________________________________

TABLE OF CONTENTS

Page No.

FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flow	F-3
Footnotes to the Consolidated Financial Statements	F-4-F-8

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$578,159	$5,046,725
Accounts Receivable, net	419,761	468,999
Prepaid Expenses & Advance Payments	3,745,090	3,301,051
Inventory	4,240,473	2,558,836
Total current assets	8,983,483	11,375,611
Fixed Assets
Land	548,211	471,961
Buildings	17,471,963	15,604,014
Machinery & Vehicles	324,659	279,072
Equipment & Furniture	813,992	654,292
Less: Accumulated Depreciation	(838,623)	(452,817)
	18,320,202	16,556,522
Other Assets
Construction in progress	5,485,529	4,463,000
Deposits	6,224	5,450
	5,491,753	4,468,450

TOTAL ASSETS	$32,795,438	$32,400,583

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,575,257	$1,954,026
Advance Deposits	—	1,801,149
Taxes Payable	1,544	140,717
Notes Payable - Bank	3,357,915	1,966,720
Due to affiliated companies (net)	195,654	1,481,482
Total current liabilities	7,130,370	7,344,094
Stockholders’ Equity
Common Shares, $.001 par value, 175,000,000 shares authorized, 23,218,110 shares issued and outstanding	23,218	23,218
Additional paid in capital	30,915,067	30,915,067
Deferred Compensation Expense - Stock and Options	(968,500)	(1,192,000)
Accumulated other comprehensive income	27,037	(2,219,920)
Accumulated (deficit)	(4,936,325)	(2,960,454)
	25,060,497	24,565,911
Non-controlling interest	604,571	490,578
	25,665,068	25,056,489
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$32,795,438	$32,400,583

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue
Product Sales	$18,691,898	$5,710,492	$34,305,129	$10,915,845
Oil Trading Commission	—	—	—	360,000
	18,691,898	5,710,492	34,305,129	11,275,845
Cost of Goods Sold	17,607,715	4,427,615	31,197,394	8,087,464

Gross Profit	1,084,183	1,282,877	3,107,735	3,188,381

General and Administrative Expenses
Operating expenses	1,951,712	925,511	4,482,241	2,035,649
Compensation Expense - Stocks and Options	74,500	69,510	223,500	208,529
Depreciation	136,000	179,001	313,579	868,901
	2,162,212	1,174,022	5,019,320	3,113,079

Income/(Loss) from operations	(1,078,029)	108,855	(1,911,585)	75,302

Other Income and (Expense)
Interest Income	50	1,667	444	4,285
Interest (Expense)	(150,620)	(7,515)	(223,105)	(9,143)
Miscellaneous Income	43,344	8,207	86,748	17,799
	(107,226)	2,359	(135,913)	12,941

Income/(Loss) before provision for income tax	(1,185,255)	111,214	(2,047,498)	88,243

Provision for income tax	—	—	—	—

Non-controlling interest	55,358	(18,837)	71,627	(43,428)

Net Income/(Loss)	(1,129,897)	92,377	(1,975,871)	44,815

Other Comprehensive Income/(Loss) - Net of Tax
Foreign currency translation gains (losses)	2,209,565	(2,964,439)	2,246,957	(2,184,305)

Comprehensive Income/(Loss)	$1,079,668	$(2,872,062)	$271,086	$(2,139,490)

Weighted average Income/(loss) per share (Basic and fully diluted)	$(0.05)	$0.00	$(0.09)	$0.00
Weighted average number of common shares outstanding (Basic and fully diluted)	23,218,110	23,281,327	23,218,110	22,317,424

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30th
	2009	2008

CASH PROVIDED BY (USED IN):
Operating Activities
Net (Loss)	$(1,975,871)	$44,815
Items not involving an outlay of funds:
Depreciation and amortization	313,579	868,901
Compensation Expense - Options & Stocks	223,500	208,529
Compensation Expense - Investor Relations	—	68,333
Non-controlling interest in net income	(71,627)	(43,428)
	(1,510,419)	1,147,150
Change in non-cash operating balances
Accounts Receivable	73,180	(710,308)
Prepaid expenses & advance payments	248,786	(1,668,706)
Inventory	(1,175,909)	(1,093,163)
Deposits Refundable	(733)	—
Accounts payable and accrued expense	899,718	807,472
Advance Deposits	(1,801,149)	550,730
Net cash provided by (used in) operating activities	(3,266,526)	(966,825)

Investing Activities
Purchase of fixed assets	(165,539)	(4,277,934)
Construction in Progress	(602,143)	—
Net cash (used in) investing activities	(767,682)	(4,277,934)

Financing Activities
Contributions by minority ownership	185,621	—
Proceeds from borrowing	6,486,062	383,849
(Repayments) from borrowing	(5,318,191)	—
Proceeds from borrowing from affiliated companies	3,741,299	2,547,425
(Repayments) from borrowing from affiliated companies	(5,030,339)	(752,035)
Issuance of common stock for cash	—	3,892,350
Net cash provided by financing activities	64,452	6,071,589

Effect of exchange rate changes on cash	(498,810)	(1,430,595)

(Decrease) in cash	(4,468,566)	(603,765)
Cash, beginning of year	5,046,725	4,639,783
Cash, end of the period	$578,159	$4,036,018

Supplemental Disclosure
Cash paid for interest	$219,049	$9,143
Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

Amiworld, Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Unaudited)

(1)	Summary of Significant Accounting Policies

Organization and Nature of Business

Amiworld, Inc. (the “Company”) was incorporated in the State of New York, on October 30, 1998 as Amuru International Inc. The Company changed its name on April 28, 1999 by filing an amendment to the certificate of incorporation. The Company on November 20, 2006 formed a Nevada corporation by the same name and conducted a private placement. On March 30, 2007, the Nevada corporation acquired all outstanding shares of the New York corporation in exchange for stock and the New York corporation was subsequently dissolved effectively re-incorporating the Company to Nevada and recapitalizing the Company with a new share structure. The primary objective of the Company has been revised and the Company has now placed emphasis on developing its energy and energy related businesses. The primary divisions of the Company are the operation of a bio-diesel factory in Colombia and a petroleum refinery in Colombia. Additional operations will include the acquisition of oil tankers and the brokerage of oil related products in South America, Central America, the Caribbean, and the United States. The Company continues to have other investment objectives, such as the pursuit of real estate, managed futures, technology and retail firms, and any other investments that offer short term gains that may be pursued in the future.

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

The Company in April 2007 also acquired a 45% interest in Great Voyages Co., Ltd., a New York corporation owned by JASB of New York Corp., a New York corporation owned by the Company’s CEO and President, for the purpose of acquiring ships to transport goods, which upon commencement of this business will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest. The 45% acquisition of Great Voyages is treated as an investment accounted for under the equity method.

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

On July 23, 2009 Grupo Odin, S.A. was incorporated in Colombia. On September 7, 2009 Amiworld invested 8,898,000 pesos ($953) in exchange for 9,490 shares (94.96%) of the outstanding shares of Grupo Odin S.A. making Grupo Odin S.A. a majority owned subsidiary of Amiworld. The results of operations of Amiworld, Inc. and Grupo Odin S.A. have been consolidated from Grupo Odin, S.A.’s inception July 23, 2009 forward. This company is intended to act as a holding company for our Colombian subsidiaries.

Amiworld, Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Unaudited)

(1)	Summary of Significant Accounting Policies (Continued)

Unaudited Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The financial statements should be read in conjunction with the audited financial statements at December 31, 2008, included in the Company’s annual report on Form 10-K filed with the Commission on April 15, 2009, as amended April 17, 2009 and May 1, 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amiworld, Inc. and its majority owned subsidiaries Odin Energy Santa Marta Corporation S.A., Odin Petroil S.A., Grupo Odin, S.A and Odin Petroleum, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Amiworld, Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Unaudited)

(1)	Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

In accordance with ASC 360-10 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company has determined that no impairment existed at December 31, 2008 or September 30, 2009.

Per Share Amounts.

ASC 260-10 "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the interim period ended September 30, 2009, outstanding options to purchase 1,411,500 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

(2)	NOTES PAYABLE

In July 2008 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$257,929) each. Subsequently, these two subsidiaries have made routine draws and payments pursuant to the terms of this agreement. At September 30, 2009, Odin Energy had a balance of 376,789,395 pesos (US$194,370) and Odin Petroil had a balance of 452,207,230 pesos (US$233,274). These lines of credit mature between the date of this report and December 27, 2009. Interest currently accrues at the rates between 11.6736% to 15.8797% per annum.

During October 2008, our subsidiary, C.I. Odin Petroleum, entered into an agreement with Bancolombia to allow the company to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generallu ranging between 30 to 180 days. The interest and terms vary based on current bank rates. As of September 30, 2009 the company had an aggregate debt related to this agreement of 3,459,478,915 pesos (US$1,784,598).

During September 2009 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco GNB Sudameris in the aggregate amounts of 1,000,000,000 pesos (US$515,857) each. At September 30, 2009 the balance of these loans was $1,006,533,293 (US$519,228) each.  These loans mature on December 7, 2009. Interest currently accrues at 12% per annum.

During September 2009 our subsidiary company, Odin Petroil, obtained a factoring arrangement with Bancolex in the aggregate amount of 207,842,837 pesos (US$107,217) for the purchase of 1,500 barrels of crude. This factoring agreement matures on November 15, 2009. Interest on the factoring arrangement is 7,538,341 pesos (US$3,889).

Amiworld, Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Unaudited)

(3)	Related party transactions and balances

From time to time both we and our predecessor company, Amiworld-NY have borrowed funds from affiliated entities. As of September 30, 2009, we had a balance payable to JASB of New York Corporation of $539,025 and we had a balance receivable from JASB of New York Corporation subsidiaries of $343,371. As of December 31, 2008, we had a balance payable to JASB of New York Corporation of $1,481,482. These loans carry no stated interest or repayment terms.

On September 30, 2008, Odin agreed to lease and operate another petroleum diesel refinery in the free trade zone in Santa Marta, Colombia. The lease commenced October 1, 2008, for a period of six months. Since Odin Petroil did not need the added capacity due to a decrease in its expected sales this lease was temporarily put on hold and will be resumed when the capacity is needed. Odin is planning on leasing the refinery from Odin Petroil ZF Ltda. U, which is a company owned by Mamoru Saito, our CEO. This lease has been extended until such time as title can be cleared, and permitting and licensing can be completed. Odin Petroil ZF Ltda. U cannot reasonably assess when it will be able to close on this acquisition.

(4)	STOCK OPTIONS

The status of our stock options and awards is summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding December 31, 2008	1,490,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	(78,500)	$1.00
Outstanding June 30, 2009	1,411,500	$1.00

The following table summarizes information about our options outstanding at September 30, 2009:

Outstanding and exercisable:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (*Years)	Weighted Average Exercise Price

$1.00	1,411,500	3.5	$1.00

As of September 30, 2009, the aggregate intrinsic value of all stock options outstanding and exercisable was approximately $6,775,200.

Amiworld, Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

(Unaudited)

(5)	CONSTRUCTION IN PROCESS

Effective June 19, 2008 our subsidiary company, Odin Petroil S.A. (“Odin”), entered into an agreement with FISS – Project Development Ltd., Colombia, South America (“FISS”), wherein FISS agreed to construct an oil distillation tower at our oil refinery in Santa Marta, Colombia. The total price payable for this tower is estimated at $8.67 million (US), which shall be payable through the issuance of 800,000 shares of our Common Stock, plus cash payments of $2 million paid on September 30, 2008, with the remaining estimated cash payment of $2.67 million due upon completion of the project. In the first quarter, construction was slowed, as our management believes that we do not need this additional capacity as of yet. As of the date of this Report, completion is anticipated to take place around the end of 2009, subject to market conditions. Since Odin Petroil did not need the added capacity due to a decrease in its expected sales this lease was temporarily put on hold and will be resumed when the capacity is needed. The company is in discussions with FISS to increase the size of this expansion project, which when finalized will change the terms of this agreement. Contract change orders and/or extras may arise in the future changing the estimated amount of this contract.

(6)	CONCENTRATIONS

As of September 30, 2009 and December 31, 2008, contracts receivable from seven customers and three customers accounted for approximately 91.3% and 99.5% of contracts receivable, respectively.

During the three months ended September 30, 2009 and nine months ended September 30, 2009 one customer accounted for approximately 82.9% and 75.6% of sales, respectively.

(7)	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between September 30, 2009 and November 23, 2009, which is the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statementS.

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

On July 23, 2009 Grupo Odin, S.A. was incorporated in Colombia. On September 7, 2009 Amiworld invested 8,898,000 pesos ($953) in exchange for 9,490 shares (94.96%) of the outstanding shares of Grupo Odin S.A. making Grupo Odin S.A. a majority owned subsidiary of Amiworld. The results of operations of Amiworld, Inc. and Grupo Odin S.A. have been consolidated from Grupo Odin, S.A.’s inception July 23, 2009 forward. This company is intended to act as a holding company for our Colombian subsidiaries.

          As of the date of this Report, we are concentrating our efforts and resources into the operations of our biodiesel plant, petroleum refinery and Odin Petroleum. If we are successful in this endeavor we will then address the development of the proposed business of Great Voyages.

          Following is our results of operations for the three and nine month periods ended September 30, 2009.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2009 and 2008

          During the three months ended September 30, 2009, we generated revenues of $18,691,898, including $15,608,242 from Odin Petroleum (sale of petroleum re-sell), $3,083,656 from Odin Energy (biodiesel operations), and no sales from Odin Petroil (refinery operations). This represented an increase in revenues of $12,981,406 from the three months ended September 30, 2008, when we generated revenues of $5,710,492, including $5,350,492 from sale of diesel and biodiesel products and $360,000 from oil trading commissions. Cost of goods sold was $17,607,715 during the three months ended September 30, 2009, compared to $4,427,615 for the three months ended September 30, 2008, an increase of $13,180,100. The increase in revenues and cost of goods sold was attributable to increased product sales and having full production capability. Our gross profit was $1,084,183 (5.8% of sales) during the three months ended September 30, 2009, compared to $1,282,877 (22.5% of sales) for the three months ended September 30, 2008, a decrease of $198,694. The decrease in our gross profit was attributable to substantial increase in our petroleum re-sell, which carries a substantially lower margin then our refinery sales. Additionally during the three months ended September 30, 2009 Odin Petroil did not have any sales.

          During the three months ended September 30, 2009, our general and administrative expense increased by $988,190, from $1,174,022 for the three months ended September 30, 2008 to $2,162,212 for the three months ended September 30, 2009. Our general and administrative expense rose in several categories due to the expansion of operations, including but not limited to: (i) wage expense increased by $104,462; (ii) rent increased by $33,092 due to the addition of administrative office rentals; (iii) telephone and utilities increased by $11,949; (iv) travel increased by $38,879; (v) supplies and other miscellaneous operating costs increased by $94,511, which primarily consisted of expenses related to increased supply usage as the result of increased operations $15,129, the establishment of new offices and Grupo Odin startup costs of approximately $4,188, the utilization of outside office support facilities of approximately $68,655, and other miscellaneous items of approximately $6,539; (vi) postage and shipping increased by $13,829; (vii) legal, accounting, and professional fees increased by $27,191; (viii) we incurred production related costs during a period of inactivity of our petroleum refinery of $733,712, which was approximately 14% in personnel costs, approximately 34% in outside services and utilities, and the remaining approximately 52% in indirect overhead; and (ix) we incurred $24,327 in research and development costs in order to improve the efficiency of our biodiesel refinery and add the ability to refine alternative feedstocks. Our general and administrative expense also decreased in several categories due to improvements on our ability to better manage our operations, including but not limited to (i) bank charges decreased by $8,239; and (ii) advertising, marketing, and public relations decreased by $53,425 as a result of the termination of our agreement with Trilogy Capital Partners as our investment relations consultant and adjustments to our marketing and advertising programs. A summary of our General and Administrative Expenses is as follows:

	Three Months Ended September 30th
	2009	2008
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Compensation Expense - Options	$74,500	$69,510
Depreciation	136,000	179,000
Legal and professional	141,919	114,728
Wage expense	273,277	168,815
Supplies and office expense	125,341	36,468
Telephone and utilities	47,285	35,336
Rents	66,493	33,401
Bank Fees	47,193	55,432
Hotel, travel, and entertainment	63,437	24,558
Postage and Shipping	119,618	105,789
Advertising, marketing, and public relations	284,997	338,422
Insurance	24,113	12,563
Research and Development	24,327	—
Production Related Costs	733,712	—
	2,162,212	1,174,022

As a result, we generated net loss of $1,129,897 during the three months ended September 30, 2009 (approximately $.05 per share), compared to a net income of $92,377 during the three months ended September 30, 2008 (less than $.01 per share).

Comparison of Results of Operations for the nine months ended September 30, 2009 and 2008

          During the nine months ended September 30, 2009, we generated revenues of $34,305,129, including $25,936,810 from Odin Petroleum (petroleum product trading re-sell), $2,909,007 from Odin Petroil (refinery operations) and $5,459,312 from Odin Energy. This represented an increase in revenues of $23,029,284 from the nine months ended September 30, 2008, when we generated revenues of $11,275,845, including $5,205,353 from sale of diesel and biodiesel products and $360,000 from oil trading commissions.

          Cost of goods sold was $31,197,394 during the nine months ended September 30, 2009, compared to $8,087,464 for the nine months ended September 30, 2008, an increase of $23,109,930. The increase in revenues and cost of goods sold was attributable to increased product sales and having full production capability of our biodiesel plant.

          Our gross profit was $3,107,735 (9.1% of sales) during the nine months ended September 30, 2009, compared to $3,188,381 (28.3% of sales) for the nine months ended September 30, 2008, a decrease of $80,646. The decrease in our gross profit was attributable to substantial increase in our petroleum re-sell, which carries a substantially lower margin then our refinery sales. Additionally there were periods of inactivity of sales for both Odin Petroil and Odin Energy, which have substantially higher margins. These periods of inactivity are due to the fact that we do not have a steady flow of product sales. None of our product sales are related to any ongoing contractual arrangement with a set group of purchasers. Sales of our products fluctuate based upon market conditions.

          During the nine months ended September 30, 2009, our general and administrative expense increased by $1,906,241 from $3,113,079 for the nine months ended September 30, 2008 to $5,019,320 for the nine months ended September 30, 2009, primarily as a result of having full operations of our biodiesel plant. Our general and administrative expense rose in several categories due to full operations capacity, including but not limited to: (i) wage expense increased by $351,928 (ii) supplies and other miscellaneous operating costs increased by $433,684, which primarily consisted of expenses related to increased supply usage as the result of increased operations of approximately $18,101, the establishment of new offices and Grupo Odin startup costs of approximately $4,188, the utilization of outside office support facilities of approximately $236,634, the expense of various prepaid expenses related to outside services and supplier costs of approximately $122,911, and other miscellaneous items of approximately $51,850; (iii) telephone and utilities increased by $14,245; (iv) hotel, travel, and entertainment increased by $103,006; (v) rents increased by $81,064 due to the addition of administrative office rentals; (vi) bank charges increased by $64,871; (vii) postage and shipping increased by $96,578; (viii) legal, accounting, and professional fees increased by $85,497 due to increased audit and legal fees; (ix) insurance increased by $39,175; (x) we incurred production related costs during a period of inactivity of our petroleum refinery of $733,712, which was approximately 14% in personnel costs, approximately 34% in outside services and utilities, and the remaining approximately 52% in indirect overhead; and (xi) we incurred $552,684 in research and development costs in order to improve the efficiency of our biodiesel refinery and add the ability to refine alternative feedstocks. Our general and administrative expense decreased in advertising, marketing, and public relations by $122,889 as a result of the termination of our agreement with Trilogy Capital Partners as our investment relations consultant. See “Part II, Item 1, Legal Proceedings,” below. A summary of our General and Administrative Expenses is as follows:

	Nine Months Ended September 30th
	2009	2008
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Compensation Expense - Options	$223,500	$208,529
Depreciation	313,579	868,901
Legal and professional	524,576	439,079
Wage expense	709,463	357,535
Supplies and office expense	520,151	86,467
Telephone and utilities	155,122	140,877
Rents	186,025	104,961
Bank Fees	159,585	94,714
Hotel, travel, and entertainment	199,248	96,242
Postage and Shipping	240,263	143,685
Advertising, marketing, and public relations	449,674	559,526
Insurance	51,738	12,563
Research and Development	552,684	—
Production Related Costs	733,712	—
	5,019,320	3,113,079

As a result, we incurred a net loss of $1,975,871 during the nine months ended September 30, 2009 (approximately $.09 per share), compared to a net income of $44,815 during the nine months ended September 30, 2008 (less than $.01 per share). While no assurances can be provided, we expect that we will begin generating profits from operations on a regular basis during the fiscal year ending December 31, 2010 and thereafter due to ongoing marketing efforts to expand sales and increased utilization of our facilities.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had $578,159 in cash.

Historically, we have engaged in limited debt financing through affiliated companies. Such affiliated companies currently engage in offshore banking and other financial services, giving them access to significant financial resources. While there is no relevant written agreement, we have an ongoing ability to borrow funds on an as-needed basis. These loans are temporary and carried no interest or repayment terms. As of September 30, 2009, we had a balance payable to JASB of New York Corporation of $539,025 and we had a balance receivable from JASB of New York Corporation subsidiaries of $343,371. JASB is an affiliated company and one of our principal shareholders and is owned and controlled by Mr. Saito, our CEO and a director. Other entities owned and controlled by Mr. Saito have made similar loans to us in the past.

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

          In July 2008 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$257,929) each. Subsequently, these two subsidiaries have made routine draws and payments pursuant to the terms of this agreement. At September 30, 2009, Odin Energy had a balance of 376,789,395 pesos (US$194,370) and Odin Petroil had a balance of 452,207,230 pesos (US$233,274). These lines of credit mature between the date of this report and December 27, 2009. Interest currently accrues at rates ranging between 11.6736% to 15.8797% per annum. Historically, when these lines mature we either pay off the balance then due, or the line of credit is extended.

          During October 2008, our subsidiary, C.I. Odin Petroleum, entered into an agreement with Bancolombia to allow the company to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days. The interest and terms vary based on current bank rates. As of September 30, 2009 the company had an aggregate debt related to this agreement of 3,459,478,915 pesos (US$1,784,598). During the three month period ended September 30, 2009, interest accrued at a fluctuating rate of between 19.3% and 19.8% per annum.

          During September 2009 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco GNB Sudameris in the aggregate amounts of 1,000,000,000 pesos (US$515,857) each. At September 30, 2009, the balance on these loans was 1,006,533,293 (US$519,228) each.  These loans mature on December 7, 2009. Interest currently accrues at 12% per annum.

          During September 2009 our subsidiary company, Odin Petroil, obtained a factoring arrangement with Bancolex in the aggregate amount of 207,842,837 pesos (US$107,217) for the purchase of 1,500 barrels of crude for conversion into petroleum diesel. This factoring agreement matures on November 15, 2009. Interest on the factoring arrangement is 7,538,341 pesos (US$3,889).

While we continue to seek out financing opportunities in order to provide the financing for the continued expansion of our current refineries, acquisition of a supply chain and for additional biodiesel and petroleum refineries, we believe that we have sufficient funds available from these fund raising efforts, as well as from operations, to allow us to be able to continue to develop our business plan over the next 12 months and in the foreseeable future.

In July 2009 we formed Grupo Odin, S.A., a Colombian corporation (“Grupo Odin”), which was formed for the purpose of acting as a holding company for Odin Energy and Odin Petroil , including our refining operations in Colombia. It is anticipated that we will assign Odin Energy and Odin Petroil into Grupo Odin during the 4th quarter of 2009 and commence a private placement for a limited number of shares of this company in order to meet the minimum holdings of private ownership required by Colombian law. This company also plans to pursue a listing on the Bogota stock exchange and pursue a public offering of its securities during the 1st quarter of 2010 in Colombia for the purpose of expanding the operations of Odin Petroil.

          As a result of our continuing efforts to seek out financing opportunities in August 2009 we executed an agreement with Middlebury Securities LLC, New York, NY (“Middlebury”), wherein we retained Middlebury to assist us in raising up to $25 million, including at least $10 million in equity capital. The relevant agreement provided for Middlebury to deliver to us a term sheet setting forth the material terms of this $25 million financing transaction no later than August 28, 2009. We received the term sheet from Middlebury in mid September 2009. Thereafter, in October 2009 we received a letter from Middlebury advising that they were unable to provide this funding. We paid Middlebury an initial fee of $10,000, which we are attempting to recover as of the date of this report.

          We continue to seek out equity capital in order to expand the operations of Odin Petroil, as well as to expand and acquire additional refineries. However, because of the slow-down in the capital markets, our efforts have not been successful in the US thus far. It is for this reason that we are exploring overseas capital markets that have been more receptive to our efforts as described above.

While no assurances can be provided, we expect that we will begin generating profits from operations on a regular basis during the fiscal year ending December 31, 2010 and thereafter due to ongoing marketing efforts to expand sales and increased utilization of our facilities. We have previously reported that we anticipated generating profits from our operations during the fiscal year ended December 31, 2009. However, because we are relatively new to our business, we have not been able to solidify relationships with established purchasers of our biodiesel and petroleum diesel products. We believe that as we continue to grow and service our existing client base, we will generate additional purchasers and continue to increase revenues as a result. While no assurances can be provided, we believe that as a result of these factors we will be profitable during 2010.

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

          Long-Lived Assets - In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company has determined that no impairment existed at December 31, 2008 or September 30, 2009.

Revenue Recognition - In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the revenue stream of the Company:

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

In September 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies. The codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. The codification is effective for interim and annual periods ending on or after September 15, 2009. Management is currently evaluating the impact of adopting this statement.

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

TRENDS

Our primary business over the next 12 months will be the continued expansion and operation of our biodiesel plant and oil refinery. Both of our plants are currently operational. We are currently continuing to build our supply and customer bases.

In addition, we are also exploring the possibility of developing additional refineries, including other refineries in coastal cities in Colombia. We have developed what we consider to be a strong working relationship with the government in Colombia and have learned about the various aspects of developing refineries in that country. It would therefore make economic sense for us to consider expansion in this area.

We are also exploring the possibility of engaging in limited oil exploration activities in Colombia in order to reduce our crude costs and secure future sources of crude for our operations. However, as of the date of this report, we are in the discussion phase only and no definitive decisions on this matter have been made.

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

The shipping business will be conducted through Great Voyages and will be implemented in conjunction with the implementation of production of our biodiesel fuel plant and petroleum refinery and the possible corresponding need to ship our end product. We are working on plans to purchase or lease vessels in the future. We have delayed this plan until market conditions warrant the addition of ships. It is anticipated that ships will be acquired in the 500 to 2,000 ton class.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2009, at the reasonable assurance level, which management attributes to our significant growth over a short period of time. We began generating revenues from our operations in the spring of 2008. Since we began generating revenues through September 30, 2009 we have generated over $45 million in gross revenues. We believe that the problems that arose are partially as a result of normal growth issues. In addition, our operations are based in Colombia but we are a US issuer, which has resulted in a language barrier between our executive management, who are of Japanese origin, our operations personnel who are located in a third world country (Colombia) and speak Spanish and our other executives who speak english. To remedy these issues our management met with legal counsel and our independent accountants to discuss how best to address the same. As a result, our Vice President of Finance is taking a more active role in our Colombian operations and our independent accountants have retained a local accounting firm in Colombia that is bilingual to communicate with both our management and operations people. While this has improved this situation, we are continuing to examine this situation to insure that our controls and procedures are sufficient. We are also considering retaining an accounting consultant that is also bilingual to interact on a part time basis between our operations and our independent accounting firm.

Notwithstanding the material weaknesses described above for the fiscal year ended December 31, 2008, we believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the initial none month period ended September 30, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUBSEQUENT EVENT

          Effective October 22, 2009, we entered into a Settlement Agreement with Trilogy. The parties did agree that terms included in this agreement are confidential. However, we do not believe that the settlement terms are material to our current financial condition or operations. The matter has been dismissed with prejudice. There are no other legal proceedings to which we are party, or, to the best of our knowledge, have any such actions been threatened.

ITEM 1A.	RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATED TO OUR OPERATIONS

We have incurred losses to date. We did not begin generating revenues until late in our 2007 fiscal year when we completed our initial sale of oil. In addition, our biodiesel plant described herein did not become operational until the first quarter of 2008 and we acquired our refinery in December 2007. Neither our biodiesel plant or refinery is currently running at full capacity and we continue to expand these operations. As of September 30, 2009, we had an accumulated deficit of ($4,936,325) and at December 31, 2008, we had an accumulated deficit of ($2,960,454) and incurred a net loss of $360,939 in 2008. For the nine months ended September 30, 2009, we incurred a net loss of $1,975,871. We do not expect to continue to incur losses from operations as market conditions improve and we build a successful customer and supply base. However, there can be no assurances that this will occur. Until we begin generating profitable operations on a regular basis we expect to rely on cash from our recent equity financings, as well as loans from affiliates, if necessary, and bank financing, when available, to fund all of the cash requirements of our business. There are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for fuel products would significantly and adversely affect our sales and profitability.

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

          There are competing interest for the supply of palm oil and other feedstock to produce biodiesel fuel. These competing interests include cooking products and usages of these products in producing other products. Additionally, biodiesel plants are being constructed and expanded which will result in continued increases in demands. However, export of these products will continue to increase and other plants may be developed.

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

Availability of charters and suitable ships for fuel transportation may become limited or costs may be increased by higher fuel, crew, and maintenance costs. We are marketing our biodiesel and diesel fuel in Colombia and, if the economics are favorable, to other locations in North and South America. If we do sell our product outside of Colombia, we will need to arrange for transportation of our fuel. In February 2008, Great Voyages came to terms on its first charter with Serport, S.A. We have decided not to take possession of this ship and are looking at other options to this charter. There is a demand by competitors for charter ships. In the future the cost for additional charters may become excessive in price if demand increases sharply. Additionally, higher prices for fueling, crewing, and maintaining charters may ultimately be passed on to us, thereby decreasing our profitability.

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

          While we are expending resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. However, there is recent legislation that has been presented in the US Congress that will eliminate the requirement for “small business issuers” to comply with SOX 404. We intend to continue to monitor this situation, but will continue our efforts herein. It is also possible that we will no longer be considered a “small business issuer” in the foreseeable future due to the growth of our revenue base.

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

Our Common Stock also trades on the Bermuda Stock Exchange (“BSX”) International Market. We have also begun the process of listing our securities in Panama Stock Exchange, Stock Exchange of Singapore, and Osaka Securities Exchange or other suitable market in Japan. Our newly formed subsidiary, Grupo Odin SA is also planning to list its securities on the Bogota Stock Exchange. We feel these efforts will assist in developing a trading market for our securities, but there can be no assurance that these efforts will be successful or have the desired results.

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

AMIWORLD, INC.

Dated: November 23, 2009	By:_s/Mamoru Saito______________________ Mamoru Saito, Chief Executive Officer

Dated: November 23, 2009	By: _s/Ingrely Veitia______________________ Ingrely Veitia, Chief Financial Officer