Form 10-Q/A
period 2009-03-31
Amiworld, Inc.
filed 2009-12-23
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A1

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

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

This Amendment to the Amiworld Form 10-Q for the three month period ended March 31, 2009 is being filed in response to a comment letter received from the SEC dated November 2, 2009 and our response filed with the SEC on December 11, 2009. Specifically, this amended report revises disclosure in the Management’s Discussion Controls and Procedures, and Financial Statement sections below.

PART I.

ITEM 1. FINANCIAL STATEMENTS

AMIWORLD, INC.

_______________________________________________

TABLE OF CONTENTS

Page No.

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flow	F-3
Footnotes to the Consolidated Financial Statements	F-4-F-8

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,458,846	$5,046,725
Accounts Receivable, net	1,899,892	468,999
Prepaid Expenses & Advance Payments	2,611,105	3,301,051
Inventory	2,562,343	2,558,836
Total current assets	9,532,186	11,375,611
Fixed Assets
Land	414,928	471,961
Buildings	13,732,822	15,604,014
Machinery & Vehicles	249,134	279,072
Equipment & Furniture	603,138	654,292
Less: Accumulated Depreciation	(479,689)	(452,817)
	14,520,333	16,556,522
Other Assets
Construction in progress	4,812,787	4,463,000
Deposits	5,450	5,450
	4,818,237	4,468,450
TOTAL ASSETS	$28,870,756	$32,400,583

LIABILITIES & EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,649,317	$1,954,026
Advance Deposits	—	1,801,149
Taxes Payable	29,574	140,717
Notes Payable - Bank	1,640,228	1,966,720
Due to affiliated companies (net)	1,829,344	1,481,482
Total current liabilities	6,148,463	7,344,094
Equity
Common Shares: $.001 par value, 175,000,000 shares authorized; 23,218,110 (2008) and (2009) shares issued and outstanding	23,218	23,218
Additional paid in capital	30,915,067	30,915,067
Deferred Compensation Expense - Stock and Options	(1,117,500)	(1,192,000)
Accumulated other comprehensive (loss)	(3,868,256)	(2,219,920)
Accumulated deficit	(3,871,503)	(2,960,454)
	22,081,026	24,565,911
Non-controlling Interest	641,267	490,578
	22,722,293	25,056,489

TOTAL LIABILITIES & EQUITY	$28,870,756	$32,400,583

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31st
	2009	2008
	(Unaudited)	(Unaudited)
Revenue
Petroleum Diesel	$1,298,678	$2,215,376
Biodiesel	308,048	71,047
Fuel Re-sell	2,745,725	—
Oil Trading Commission	—	180,000
	4,352,451	2,466,423
Cost of Goods Sold
Petroleum Diesel	1,128,990	1,794,358
Biodiesel	330,685	57,211
Fuel Re-sell	2,494,010	—
	3,953,685	1,851,569
Gross Profit	398,766	614,854

General and Administrative Expenses
Operating expenses	1,193,889	460,901
Compensation Expense - Stocks and Options	74,500	69,509
Depreciation	88,420	253,990
	1,356,809	784,400
(Loss) from operations	(958,043)	(169,546)
Other Income and (Expense)
Interest Income	165	1,630
Interest (Expense)	(18,354)	—
Miscellaneous Income	30,304	7,455
	12,115	9,085
(Loss) before provision for income tax	(945,928)	(160,461)
Provision for income tax	—	—
Non-controlling Interest	34,880	3,975
Net (Loss)	(911,048)	(156,486)

Other Comprehensive Income (Loss) - Net of Tax
Foreign currency translation gains (losses)	(1,648,336)	1,768,707

Comprehensive Income (Loss)	$(2,559,834)	$1,612,221

Weighted average (loss) per share (Basic and fully diluted)	$(0.04)	$(0.01)
Weighted average number of common shares outstanding (Basic and fully diluted)	24,708,110	21,547,121

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31st
	2009	2008
	(Unaudited)	(Unaudited)
CASH PROVIDED BY (USED FOR):
Operating Activities
Net (Loss)	$(911,048)	$(156,486)
Items not involving an outlay of funds:
Depreciation and amortization	88,420	253,990
Compensation Expense - Options & Stocks	74,500	69,509
Minority Interest in net income	(34,880)	3,975
	(783,008)	170,988
Change in non-cash operating balances
Accounts Receivable	(1,438,978)	(606,206)
Prepaid expenses & advance payments	321,378	4,555
Inventory	(283,854)	(981,354)
Accounts payable and accrued expense	818,058	(178,167)
Advance Deposits	(1,801,149)	—
Due to affiliated companies (net)	342,391	12,352
Net cash provided by (used in) operating activities	(2,825,162)	(1,577,832)
Investing Activities
Purchase of fixed assets	(49,695)	(2,560,161)
Net cash (used in) investing activities	(49,695)	(2,560,161)
Financing Activities
Contributions by minority ownership	185,569	—
Proceeds (Repayments) from borrowing	(107,269)	—
Issuance of common stock	—	1,581,000
Net cash provided by financing activities	78,300	1,581,000

Effect of exchange rate changes on cash	208,678	296,514

(Decrease) in cash	(2,587,879)	(2,260,479)

Cash, beginning of year	5,046,725	4,639,783

Cash, end of the period	$2,458,846	$2,379,304

Schedule of Non-Cash Investing and Financing Activities
Options with a fair value of $1,490,000 issued in exchange for services to be performed through 2012	$—	$1,490,000

Supplemental Disclosure
Cash paid for interest	$18,354	$—
Cash paid for income taxes	$—	$—

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

The primary objective of the Company has been revised and the Company has now placed emphasis on developing its energy and energy related businesses. The Company operates within one business segment and has three lines of division within the energy segment. The primary divisions of the Company are the operation of a bio-diesel factory in Colombia, a petroleum refinery in Colombia, and the re-sell of petroleum products. Additional operations will include the acquisition of oil tankers and the brokerage of oil related products in South America, Central America, the Caribbean, and the United States. The Company continues to have other investment objectives, such as the pursuit of real estate, managed futures, technology and retail firms, and any other investments that offer short term gains that may be pursued in the future.

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

Unaudited Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The financial statements should be read in conjunction with the audited financial statements at December 31, 2008, included in the Company’s annual report on Form 10-K/A2 filed with the Commission on May 1, 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amiworld, Inc. and its majority owned subsidiaries Odin Energy Santa Marta Corporation S.A., Odin Petroil S.A. and Odin Petroleum, Inc. All intercompany accounts and transactions have been eliminated in consolidation. A minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to its exposure and/or legal obligation to cover the subsidiary losses in case of equity reduced to zero or below. The minority interest in net income of the consolidated subsidiaries during the three months ended March 31, 2009, was $34,880.

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

Per Share Amounts.

SFAS No. 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share include no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the interim period ended March 31, 2009, outstanding options to purchase 2,770,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

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

(7)    SUBSEQUENT EVENT

The Company has evaluated events and transactions that occurred between March 31, 2009 and May 15, 2009, which is the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

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

          Following is our results of operations for the three months ended March 31, 2009, compared to March 31, 2008. When reading this discussion it is important to recognize that we did not begin generating revenues from our biodiesel plant until late March 2008.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2009 and 2008

          During the three months ended March 31, 2009, we generated revenues of $4,352,451, including $2,745,725 from Odin Petroleum (petroleum resell), $1,298,678 from Odin Petroil (refinery operations) and $308,048 from Odin Energy (biodiesel). This represented an increase in revenues of $1,886,028 from the three months ended March 31, 2008, when we generated revenues of $2,466,423, including $2,286,423 from sale of diesel and biodiesel products and $180,000 from oil trading commissions. The increase in revenues was attributable to increased product sales and having full production capability.

          Cost of goods sold was $3,953,685 during the three months ended March 31, 2009, compared to $1,851,569 for the three months ended March 31, 2008, an increase of $2,102,116. Our cost of goods sold for our petroleum diesel decreased by $665,368 from $1,794,358 for the three months ended March 31, 2008 to $1,128,990 for the three months ended March 31, 2009 as the result of decreased sales. Our cost of goods sold for biodiesel increased by $273,474 from $57,211 for the three months ended March 31, 2008 to $330,685 for the three months ended March 31, 2009 due to increased sales and periods of inactivity while we made improvements to our plant. During the 4th quarter of 2008 we added a petroleum re-sell division and as a result we incurred $2,494,010 in cost of goods sold during the three months ended March 31, 2009.

          Our gross profit was $398,766 (9.2% of sales) during the three months ended March 31, 2009, compared to $614,854 (24.9% of sales) for the three months ended March 31, 2008, a decrease of $216,088. Our gross profit from petroleum diesel decreased by $251,330, from $421,018 for the three months ended March 31, 2008 to $169,688 for the three months ended March 31, 2009, primarily as a result of decreased product sales with similar production overhead. Our gross profit from biodiesel decreased by $36,473 from $13,836 for the three months ended March 31, 2008 to a gross loss of $22,637 for the three months ended March 31, 2009, primarily due to periods of inactivity during the three months ended March 31, 2009 when improvements were made to the plant to improve our efficiency and to accommodate additional feedstock sources. Our fuel re-sell operation was added during the fourth quarter of 2008 and as a result we had a gross profit from these operations of $251,715 for the three months ended March 31, 2009. We did not receive any oil re-sell commissions during the three months ended March 31, 2009 which decreased our gross profit by $180,000 from March 31, 2008.

          During the three months ended March 31, 2009, our general and administrative expense increased by $572,409, from $784,400 for the three months ended March 31, 2008 to $1,356,809 primarily as the result that our biodiesel business was not operational until the second quarter of 2008 and we were expanding our efforts to increase our revenues.. Our general and administrative expense rose in virtually all categories due to the addition of our biodiesel operations and the expansion of our business operations, including but not limited to: (i) increases of $65,799 in legal, accounting and professional fees; (ii) wage expense increased by $94,077 due to commencement of our operations and increased personnel; (iii) telephone and utilities increased by $9,433; (iv) hotel, travel, and entertainment increased by $50,289; (v) advertising, marketing, and public relations increased by $121,209 due to increases in advertising and the addition of a public relations campaign; (vi) bank charges increased by $82,433 due to increased operations; (vii) rents increased by $27,010 due to the addition of additional office space rental; (viii) postage and shipping increased by $11,796, and (ix) we incurred insurance costs of $12,563 due to the addition of a D&O insurance policy. In addition, supplies and other office costs increased by $262,307 primarily as a result of the reclassification of certain operational costs associated with unused capacity of our biodiesel plant now classified as administrative costs. The reclassification was approximately $250,693, which was comprised of approximately 63% labor, 34% utilities, and 3% repair costs. A summary of our General and Administrative Expenses is as follows:

	Three Months Ended March 31st
	2009	2008
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Compensation Expense - Options	$74,500	$69,509
Depreciation	88,420	253,990
Legal and professional	239,774	173,975
Wage expense	183,662	89,585
Supplies and office expense	297,229	34,922
Telephone and utilities	58,237	48,804
Rents	60,406	33,396
Bank Fees	96,642	14,209
Hotel, travel, and entertainment	76,310	26,021
Postage and Shipping	32,460	20,664
Advertising, marketing, and public relations	128,294	7,085
Insurance	12,563	—
Miscellaneous	8,312	12,240
	1,356,809	784,400

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2009, at the reasonable assurance level, which management attributes to our significant growth over a short period of time. We began generating revenues from our operations in the spring of 2008. Since we began generating revenues through March 31, 2009 we have generated over $25 million in gross revenues. We believe that the problems that arose are partially as a result of normal growth issues. In addition, our operations are based in Colombia but we are a US issuer, which has resulted in a language barrier between our executive management, who are of Japanese origin, our operations personnel who are located in a third world country (Colombia) and speak Spanish and our other executives who speak English. To remedy these issues our management met with legal counsel and our independent accountants to discuss how best to address the same. As a result, our Vice President of Finance is taking a more active role in our Colombian operations and we are working with our independent accounting firm’s affiliate in Colombia that is bilingual to communicate with both our management and operations people. While this has improved this situation, we are continuing to examine this situation to insure that our controls and procedures are sufficient.

          Notwithstanding the material weaknesses described in Item 9A of the Form 10-K for the fiscal year ended December 31, 2008, we believe that our consolidated financial statements presented in this Quarterly Report on Form 10-Q/A1 fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMIWORLD, INC.

Dated: December 23, 2009	By: s/Mamoru Saito___________________
Mamoru Saito
Chief Executive Officer

Dated: December 23, 2009	By: s/Ingrely Veitia___________________
Ingrely Veitia
Chief Financial Officer