Form 10-Q/A
period 2009-06-30
Amiworld, Inc.
filed 2009-12-23
CIK 1401273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A1

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

This Amendment to the Amiworld Form 10-Q for the six month period ended June 30, 2009 is being filed in response to a comment letter received from the SEC dated November 2, 2009 and our response filed with the SEC on December 11, 2009. Specifically, this amended report revises disclosure in the Management’s Discussion, Controls and Procedures and Financial Statement sections below.

PART I.

ITEM 1. FINANCIAL STATEMENTS

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$1,570,209	$5,046,725
Accounts Receivable, net	8,641,506	468,999
Prepaid Expenses & Advance Payments	3,513,317	3,301,051
Inventory	2,971,160	2,558,836
Total current assets	16,696,192	11,375,611
Fixed Assets
Land	487,640	471,961
Buildings	15,676,768	15,604,014
Machinery & Vehicles	287,805	279,072
Equipment & Furniture	677,899	654,292
Less: Accumulated Depreciation	(641,250)	(452,817)
	16,488,862	16,556,522
Other Assets
Construction in progress	4,686,573	4,463,000
Deposits	5,450	5,450
	4,692,023	4,468,450
TOTAL ASSETS	$37,877,077	$32,400,583
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$9,555,968	$1,954,026
Advance Deposits	—	1,801,149
Taxes Payable	—	140,717
Notes Payable - Bank	2,046,032	1,966,720
Due to affiliated companies (net)	1,701,278	1,481,482
Total current liabilities	13,303,278	7,344,094
Stockholders’ Equity
Common Shares: $.001 par value, 175,000,000 shares authorized 23,218,110 shares issued and outstanding, respectively	23,218	23,218
Additional paid in capital	30,915,067	30,915,067
Deferred Compensation Expense - Stock and Options	(1,043,000)	(1,192,000)
Accumulated other comprehensive income	(2,182,528)	(2,219,920)
Accumulated deficit	(3,796,921)	(2,960,454)
	23,915,836	24,565,911
Non-controlling Interest	657,963	490,578
	24,573,799	25,056,489
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$37,877,077	$32,400,583

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Petroleum Diesel	$1,383,450	$1,719,306	$2,690,421	$3,934,682
Biodiesel	2,174,562	1,199,624	2,482,610	1,270,671
Fuel Re-sell	7,702,768	—	10,440,200	—
Oil Trading Commission	—	180,000	—	360,000
	11,260,780	3,098,930	15,613,231	5,565,353
Cost of Goods Sold
Petroleum Diesel	1,027,028	1,019,374	2,156,018	2,813,732
Biodiesel	1,185,285	788,906	1,515,971	846,117
Fuel Re-sell	7,423,680	—	9,917,690	—
	9,635,993	1,808,280	13,589,679	3,659,849

Gross Profit	1,624,787	1,290,650	2,023,552	1,905,504

General and Administrative Expenses
Operating expenses	1,326,114	650,501	2,522,938	1,110,137
Compensation Expense - Stocks and Options	74,500	69,510	149,000	139,019
Depreciation	89,159	435,911	177,579	689,901
	1,489,773	1,155,922	2,849,517	1,939,057
Income/(Loss) from operations	135,014	134,728	(825,965)	(33,553)
Other Income and (Expense)
Interest Income	228	989	394	2,618
Interest (Expense)	(54,130)	(363)	(72,484)	(1,628)
Miscellaneous Income	10,166	2,136	43,404	9,592
	(43,736)	2,762	(28,686)	10,582
Income/(Loss) before provision for income tax	91,278	137,490	(854,651)	(22,971)
Provision for income tax	—	—	—	—
Non-controlling interest	(16,696)	(28,566)	18,184	(24,591)

Net Income/(Loss)	74,582	108,924	(836,467)	(47,562)

Other Comprehensive Income/(Loss) - Net of Tax
Foreign currency translation gains (losses)	1,685,728	(988,573)	37,392	780,134

Comprehensive Income/(Loss)	$1,760,310	$(879,649)	$(799,075)	$732,572

Weighted average Income/(loss) per share (Basic and fully diluted)	$0.00	$0.00	$(0.04)	$(0.00)
Weighted average number of common shares outstanding (Basic and fully diluted)	24,708,110	22,099,714	24,708,110	21,823,418

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

CASH PROVIDED BY (USED IN):
Operating Activities
Net (Loss)	$(836,467)	$(47,562)
Items not involving an outlay of funds:
Depreciation and amortization	188,432	689,901
Compensation Expense - Options & Stocks	149,000	139,019
Minority Interest in net income	18,184	(24,591)
	(480,851)	756,767
Change in non-cash operating balances
Accounts Receivable	(8,172,507)	(942,121)
Prepaid expenses & advance payments	(212,266)	(1,180,970)
Inventory	(412,324)	(1,080,610)
Accounts payable and accrued expense	7,461,225	(212,820)
Advance Deposits	(1,801,149)	—
Net cash (used in) operating activities	(3,617,872)	(2,659,754)
Investing Activities
Purchase of fixed assets	(344,345)	(2,904,434)
Net cash (used in) investing activities	(344,345)	(2,904,434)
Financing Activities
Contributions by minority ownership	185,569	—
Proceeds from borrowing	3,092,689	—
(Repayments) from borrowing	(3,013,377)	—
Proceeds from borrowing, affiliated companies	342,774	—
(Repayments from borrowing, affiliated companies	(122,978)	(440,486)
Issuance of common stock for cash	—	3,298,350
Net cash provided by financing activities	484,677	2,857,864

Effect of exchange rate changes on cash	1,024	(196,299)

(Decrease) in cash	(3,476,516)	(2,902,623)

Cash, beginning of year	5,046,725	4,639,783

Cash, end of the period	$1,570,209	$1,737,160

Supplemental Disclosure
Cash paid for interest	$72,484	$1,628
Cash paid for income taxes	$—	$—

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

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

June 30, 2009

(Unaudited)

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

(3) RELATED PARTY TRANSACTIONS AND BALANCES

From time to time both we and our predecessor company, Amiworld-NY have borrowed funds from affiliated entities. As of June 30, 2009, we had a balance payable to JASB of New York Corporation and other affiliated entities of $1,701,278. As of December 31, 2008, there we had a balance payable to JASB of New York Corporation of $1,481,482. These loans carry no stated interest or repayment terms.

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

The following table summarizes information about our options outstanding at June 30, 2009:

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

June 30, 2009

(Unaudited)

(4)	STOCK OPTIONS (Continued)

Outstanding and exercisable:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (*Years)	Weighted Average Exercise Price

$1.00	1,411,500	3.5	$1.00

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

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

June 30, 2009

(Unaudited)

(6) SUBSEQUENT EVENT (Continued)

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

The Company has evaluated events and transactions that occurred between June 30, 2009 and August 19, 2009, which is the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

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

          Following is our results of operations for the three and six months ended June 30, 2009, compared to June 30, 2008. When reading this discussion it is important to recognize that we did not begin generating revenues from our biodiesel plant until late March 2008.

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

          Cost of goods sold was $9,635,993 during the three months ended June 30, 2009, compared to $1,808,280 for the three months ended June 30, 2008, an increase of $7,827,713. Our cost of goods sold for our petroleum diesel increased by $7,654 from $1,019,374 for the three months ended June 30, 2008 to $1,027,028 for the three months ended June 30, 2009 as the result of increased factory overhead. Our cost of goods sold for biodiesel increased by $396,379 from $788,906 for the three months ended June 30, 2008 to $1,185,285 for the three months ended June 30, 2009 due to increased sales. During the 4th quarter of 2008 we added a petroleum re-sell division and as a result we incurred $7,423,680 in cost of goods sold during the three months ended June 30, 2009.           Our gross profit was $1,624,787 (14.4% of sales) during the three months ended June 30, 2009, compared to $1,290,650 (41.6% of sales) for the three months ended June 30, 2008, an increase of $334,137. Our gross profit from petroleum diesel decreased by $343,510 from $699,932 for the three months ended June 30, 2008 to $356,422 for the three months ended June 30, 2009 primarily as a result of decreased product sales with similar production overhead. Our gross profit from biodiesel increased by $578,559 from $410,718 for the three months ended June 30, 2008 to $989,277 for the three months ended June 30, 2009 primarily due to increased sales and lower feedstock costs. Our Fuel re-sell operation was added during the fourth quarter of 2008 and as a result we had a gross profit from these operations of $279,088 for the three months ended June 30, 2009. We did not receive any oil re-sell commissions during the three months ended June 30, 2009 which decreased our gross profit by $180,000 from June 30, 2008.

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

	Three Months Ended June 30th
	2009	2008
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Compensation Expense - Options	$74,500	$69,510
Depreciation	89,159	435,911
Legal and professional	144,853	150,376
Wage expense	256,099	99,135
Supplies and office expense	52,101	4,102
Telephone and utilities	50,274	56,737
Rents	59,066	38,164
Bank Fees	37,367	25,073
Hotel, travel, and entertainment	60,573	45,663
Postage and Shipping	88,185	17,232
Advertising, marketing, and public relations	23,380	214,019
Insurance	15,063	—
Research and Development	321,233	—
Production Related Costs	217,920	—
	$1,489,773	$1,155,922

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

          Cost of goods sold was $13,589,679 during the six months ended June 30, 2009, compared to $3,659,849 for the six months ended June 30, 2008, an increase of $9,929,830. Our cost of goods sold for our petroleum diesel decreased by $657,714 from $2,813,732 for the six months ended June 30, 2008 to $2,156,018 for the six months ended June 30, 2009 as the result of decreased sales. Our cost of goods sold for biodiesel increased by $669,854 from $846,117 for the six months ended June 30, 2008 to $1,515,971 for the six months ended June 30, 2009 due to increased sales. During the 4th quarter of 2008 we added a petroleum re-sell division and as a result we incurred $9,917,690 in cost of goods sold during the six months ended June 30, 2009.

          Our gross profit was $2,023,552 (13.0% of sales) during the six months ended June 30, 2009, compared to $1,905,504 (34.2% of sales) for the six months ended June 30, 2008, an increase of $118,048. Our gross profit from petroleum diesel decreased by $586,547 from $1,120,950 for the six months ended June 30, 2008 to $534,403 for the six months ended June 30, 2009 primarily as a result of decreased product sales with similar production overhead. Our gross profit from biodiesel increased by $542,085 from $424,554 for the six months ended June 30, 2008 to $966,639 for the six months ended June 30, 2009 primarily due to increased sales and lower feedstock costs. Our Fuel re-sell operation was added during the fourth quarter of 2008 and as a result we had a gross profit from these operations of $522,510 for the six months ended June 30, 2009. We did not receive any oil re-sell commissions during the six months ended June 30, 2009 which decreased our gross profit by $360,000 from June 30, 2008.

          During the six months ended June 30, 2009, our general and administrative expense increased by $910,460, from $1,939,057 for the six months ended June 30, 2008 to $2,849,517 for the six months ended June 30, 2009, primarily as the result that our biodiesel business was not operational until the second quarter of 2008 and we were expanding our efforts to increase our revenues. Our general and administrative expense rose in several categories due to full operations capacity, including but not limited to: (i) wage expense increased by $247,464 (ii) supplies and other office costs increased by $326,699; (iii) telephone and utilities increased by $2,295; (iv) hotel, travel, and entertainment increased by $64,127; (v) rents increased by $47,913 due to the addition of administrative office rentals; (vi) bank charges increased by $73,111; (vii) postage and shipping increased by $82,750; (viii) legal, accounting, and professional fees increased by $58,306 due to increased audit and legal fees; (ix) insurance increased by $27,625; and (x) we incurred $528,356 in research and development costs in order to improve the efficiency of our biodiesel refinery and add the ability to refine alternative feedstocks. Our general and administrative expense decreased in advertising, marketing, and public relations by $69,464 as a result of the termination of our agreement with Trilogy Capital Partners as our investment relations consultant. See “Part II, Item 1, Legal Proceedings,” below. A summary of our General and Administrative Expenses is as follows:

	Six Months Ended June 30th
	2009	2008
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Compensation Expense - Options	$149,000	$139,019
Depreciation	177,579	689,901
Legal and professional	382,657	324,351
Wage expense	436,185	188,721
Supplies and office expense	348,910	22,211
Telephone and utilities	107,836	105,541
Rents	119,473	71,560
Bank Fees	112,392	39,281
Hotel, travel, and entertainment	135,811	71,684
Postage and Shipping	120,645	37,895
Advertising, marketing, and public relations	151,640	221,104
Insurance	27,625	—
Research and Development	528,356	—
Miscellaneous	51,408	27,789
	$2,849,517	$1,939,057

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

          In July 2008 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$232,150) each. Subsequently, these two subsidiaries have made additional draws on these lines of credit. In

December 2008 these subsidiaries obtained additional loans in the aggregate amounts of 166,666,000 pesos (US$74,017) each. In May 2009 these subsidiaries made additional draws on these lines of credit in the amount of 319,000,000 pesos (US$142,049) each. In June Odin Energy made an additional draw of pesos 146,595,280 (US$67,910). At June 30, 2009, Odin Energy had a balance of 512,010,788 pesos (US$234,942) and Odin Petroil had a balance of 379,103,466 pesos (US$173,956). These lines of credit mature at various dates through December 3, 2009. Interest currently accrues at rates that range between11.6736% to 15.1611% per annum.

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

Revenue Recognition - In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the revenue stream of the Company:

Revenue is recognized by us as earned under contract terms, in general upon shipment of ordered fuel products.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2009, at the reasonable assurance level, which management attributes to our significant growth over a short period of time. We began generating revenues from our operations in the spring of 2008. Since we began generating revenues through June 30, 2009 we have generated over $36 million in gross revenues. We believe that the problems that arose are partially as a result of normal growth issues. In addition, our operations are based in Colombia but we are a US issuer, which has resulted in a language barrier between our executive management, who are of Japanese origin, our operations personnel who are located in a third world country (Colombia) and speak Spanish and our other executives who speak English. To remedy these issues our management met with legal counsel and our independent accountants to discuss how best to address the same. As a result, our Vice President of Finance is taking a more active role in our Colombian operations and we are working with our independent accounting firm’s affiliate in Colombia that is bilingual to communicate with both our management and operations people. While this has improved this situation, we are continuing to examine this situation to insure that our controls and procedures are sufficient.

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

AMIWORLD, INC.

Dated: December 23, 2009	By: s/Mamoru Saito__________________________
Mamoru Saito, Chief Executive Officer

Dated: December 23, 2009	By: s/Ingrely Veitia___________________________
Ingrely Veitia, Chief Financial Officer