Form 10-K/A
period 2008-12-31
Amiworld, Inc.
filed 2010-01-06
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K/A3

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

(212) 557-0223

(Registrant’s telephone number including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [_] No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 30, 2009, the Registrant had 23,218,110 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

TABLE OF CONTENTS

PAGE

Facing Page

Index

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
And Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements on Accounting and Financial Disclosure	54
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	55

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	56
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions, and Director Independence	59
Item 14.	Principal Accounting Fees and Services	61

PART IV

Item 15.	Exhibits, Financial Statement Schedules	62

SIGNATURES	64

This Amendment to the Amiworld Form 10-K for the fiscal year ended December 31, 2008 is being filed in response to a comment letter received from the SEC dated November 2, 2009 and our response filed with the SEC on December 11, 2009. Specifically, this amended report revises disclosure in Part II, Item 7, Management’s Discussion, Part II, Item 9A, Controls and Procedures and Part II, Item 8, Financial Statement sections below.

FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K/A3 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Amiworld, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

          Important factors known to us that could cause such material differences are identified in this report and in our “Risk Factors” in Item 1A. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

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

          On December 10, 2007, in a transaction classified in our financial statements included herein as a common control acquisition, we acquired JASB’s entire ownership interest in Odin Petroil, in exchange for 7,814,772 shares of our “restricted” Common Stock. The consideration for the acquisition of Odin was determined based upon an independent valuation of Odin provided by Alex Páramo Samper. Pursuant to common control acquisition accounting, our operations and Odin Petroil have been combined from the date of inception of Odin Petroil (March 6, 2007). See “PART II, ITEM 8, FINANCIAL STATEMENTS.” We originally planned to acquire Odin in exchange for cash, but subsequently elected to issue equity rather than pay cash in order to conserve our capital.

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

On September 30, 2008, Odin agreed to lease and operate another petroleum diesel refinery in the free trade zone in Santa Marta, Colombia. The lease commenced October 1, 2008, for a period of six months, which has subsequently been extended for an indefinite period, until such time as permitting and licensing can be completed, which is expected during the third calendar quarter of 2009. Since Odin Petroil did not need the added capacity due to a decrease in its expected sales this lease was temporarily put on hold and will be resumed when the capacity is needed. Odin is leasing the refinery from Odin Petroil ZF Ltda. U, which is a company owned by Mamoru Saito, our CEO. If these operations prove successful, the option to purchase can be assigned to us. If executed, the option price for the refinery is 8,450,000,000 pesos (US $3,752,000). The cost of the lease totals approximately 1,550,000,000 pesos (US $725,000), which can be applied to the option price leaving a balance of 6,900,000,000 pesos (US$3,027,000). Under the extension Odin Petroil ZF Ltda. U will continue to pay monthly payments of 250,000,000 pesos (US $111,000), which can also be applied to the option price. Odin Petroil ZF, Ltda. U is continuing to lease this plant and has been unable to complete transfer of ownership and licensing and until such time as this transfer is completed Odin Petroil has suspended its lease efforts and plans to acquire this refinery.

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

As a result of this acquisition, in addition to having the capacity to produce two distinct types of fuels we also can produce blended fuels. Colombia recently passed legislation requiring petroleum diesel fuel to be blended with biodiesel fuel on a 95:5 basis. The United States and other countries are increasingly working toward a mixture of 80:20 due to environmental benefits. Having the internal capacity to blend fuels is expected to give us a significant competitive advantage by eliminating the “middle-man.” Specifically, we will now have the ability to blend our own fuel, thus eliminating having the oil refineries perform this task and add a mark-up to their price for the blended fuel. In November 2008 we reached an agreement with Odin Energy Corporation (Panama Corporation), a wholly-owned subsidiary of JASB of New York Corporation (our principal shareholder), to supply biodiesel and petroleum diesel to its planned mixing plant and to subsequently sell the mixed products. Odin Energy Corporation purchased approximately 2.5 acres of land adjacent to Odin Energy Santa Marta, Ltd. It is anticipated that construction of the mixing plant will be completed by the middle of 2009. Once completed the Odin Energy mixing plant will be capable of producing a number of biofuel blends to meet the requirements of various national governments including B5, which is mandated in Colombia, as well as other percentages such B7, B10, or B20, which may be required by other countries. Until this mixing plant is complete we will use temporary mixing facilities so that mixed products can be sold in the interim. There are no assurances that the ability to blend fuels will result in any competitive advantages.

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

Shipping Business

We are also diversifying our business activities in a synergistic manner by developing the business plan of Great Voyages Co., Ltd. (“Great Voyages”) that is developing a cargo shipping business. The first part of the business is to charter ships for the shipment of oil and related petroleum products within the Caribbean region. We have already begun shipping oil. In February 2008, Great Voyages entered into a lease agreement to charter a cargo vessel with Serport, S.A., a commercial partnership domiciled in Colombia. The lease provides for a monthly lease payment of 63,000,000 Colombia Pesos (approximately US$30,800) and will become effective 24 months from the time we take possession of the ship. As of the date of this report we have decided to not take possession of this ship and are instead evaluating other options for either leasing or acquiring alternative ships. Once we take possession of a ship Great Voyages will use the vessel to transport fuel produced by Odin Energy and Odin Petroil, as well as to provide shipping for arranged oil-resells by Odin Petroleum. Great Voyages, in which we own a 45% interest, currently receives 10% of the transportation costs from Odin Petroleum as a result of the Petroleos Panamerican arrangement, which generates a fixed profit of $3,600 monthly. Our portion will be approximately $1,620. While no assurances can be provided, we believe that profits will increase once we assume possession of this barge, which is not expected to occur until we identify that such a need has arisen. Results of operations of this endeavor will vary depending on the number of shipments we complete on a monthly basis.

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

          The following table reflects the above referenced private offerings, including the closing date of each offering, the number of shares sold in each offering and the applicable balance sheet information:

Offering	Shares	Par Value	Paid In Capital

2007
February 12, 2008 Placement	2,250,000	$2,250	$4,143,750

2008
February 12, 2008 Placement	850,000	850	1,580,150
August 11, 2008 Placement	510,000	510	2,310,840

Total	3,610,000	$3,610	$8,034,740

The February 12, 2008 offering raised an aggregate of $5,727,000; $4,146,000 in 2007 from the sale of 2,250,000 shares and $1,581,000 in 2008 from the sale of 850,000 shares of common stock. Also, in the August 11, 2008 offering, we raised an aggregate of $2,311,350 through the sale of 510,000 shares. Total proceeds in 2008 from the two placements was $3,892,350 from the sale of 1,360,000 shares.

Investor Relations

          In May 2008 we entered into a Letter of Engagement Agreement (the “LOE”) with Trilogy Capital Partners, Inc. (“Trilogy”) and Prominence Capital, LLC, (“Prominence”) for Trilogy and Prominence to provide us with various investor relations services. The agreement was for a term of 12 months, with an option to us to terminate the agreement after 6 months upon thirty (30) days notice. The objective of the agreement was for Trilogy and Prominence to develop and implement a proactive marketing program designed to increase investor awareness of our Company in the investment community and generate an increase in the liquidity of our Common Stock.

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

No matters were submitted to our shareholders during the three-month period ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

          Trading of our Common Stock commenced on the OTCBB in February 2008. It trades under the symbol “AMWO.”

          The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

March 31, 2008	$8.30	$8.00
June 30, 2008	$6.50	$0.00
September 30, 2008	$6.50	$1.05
December 31, 2008	$4.25	$035

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

Cost of goods sold was $15,603,819 during the fiscal year ended December 31, 2008, compared to $1,204,612 during the fiscal year ended December 31, 2007, an increase of $14,399,207. Our cost of goods sold for our petroleum diesel increased by $5,867,505 from $932,651 for the fiscal year ended December 31, 2007 to $6,800,156 for the fiscal year ended December 31, 2008 as the result of increased sales and having full production capability. Our cost of goods sold for biodiesel increased by $2,931,906 from $271,961 for the fiscal year ended December 31, 2007 to $3,203,867 for the fiscal year ended December 31, 2008 due to having full production capability. During the 4th quarter of 2008 we added a petroleum re-sell division and as a result we incurred $5,599,796 in cost of goods sold during the fiscal year ended December 31, 2008.           Our gross profit was $3,792,001 (19.6% of sales) during the fiscal year ended December 31, 2008, compared to $617,570 (33.9% of sales) for the fiscal year ended December 31, 2007, an increase of $3,174,431. Our gross profit from petroleum diesel increased by $2,047,704 from $193,974 (17.2% of sales) for the fiscal year ended December 31, 2007 to $2,241,678 (24.8% of sales) for the fiscal year ended December 31, 2008 primarily due to increased sales and full operational capacity. Our gross profit from biodiesel increased by $832,001 from $63,596 (19% of sales) for the fiscal year ended December 31, 2007 to $895,597 (21.8% of sales) for the fiscal year ended December 31, 2008 due to increased sales and full operational capacity. Our Fuel re-sell operation was added during the fourth quarter of 2008 and as a result we had a gross profit from these operations of $294,726 (5% of sales) for the fiscal year ended December 31, 2008. We received $360,000 in gross profit from oil re-sell commissions for both of the fiscal years ended December 31, 2007 and December 31, 2008.

Our general and administrative expense increased by $3,344,628, from $783,490 during the fiscal year ended December 31, 2007, to $4,128,118 for the fiscal year ended December 31, 2008, primarily as a result of our commencement of operations. Our general and administrative expense rose in virtually all categories, including: (i) during January 2008 we issued 1,490,000 options and 100,000 shares of our Common Stock for services to be performed resulting in the recognition of a compensation expense of $798,000 and deferred compensation of $1,192,000; (ii) increases of $188,813 in legal, accounting and professional fees, which increased as a result of costs incurred relating to our now being a reporting company under the Securities Exchange Act of 1934, as amended; (iii) wage expense increased by $450,101 due to commencement of our operations and increased personnel; (iv) depreciation increased by $523,327 due to the addition of plant depreciation; (v) supplies and other office costs increased by $520,478 as a result of commencement of our biodiesel operations, our petroleum refinery operating at full capacity, and increased expenses related to marketing and management of our operations; (vi) telephone and utilities increased by $214,850 due to the plants being operational and the company being out of the development phase; (vii) hotel, travel, and entertainment increased $107,920 as a result of the plants operating at full capacity; and (viii) advertising, marketing, and public relations increased by $92,403 as a result of our plants operating at full capacity. We also incurred cost related to our investor relations program in the amount of $152,953, which we did not incur during 2007. We expect that our general and administrative expense will continue to rise during our 2009 fiscal year as a result of our having a full year of operations. A summary of our General and Administrative Expenses is as follows:

	Years Ended December 31st
	2008	2007

General and Administrative Expenses
Compensation Expense - Options	$798,000	$—
Depreciation	641,046	117,719
Legal and professional	482,982	294,169
Wage expense	538,805	88,704
Supplies and office expense	549,273	28,795
Telephone and utilities	228,939	14,089
Rents	142,872	94,347
Hotel, travel, and entertainment	171,127	63,207
Postage and Shipping	227,971	—
Advertising, marketing, and public relations	280,699	35,343
Miscellaneous	66,404	47,117
	$4,128,118	$784,400

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

          Effective December 10, 2007, we issued an aggregate of 500,000 shares of our Common Stock in exchange for forgiveness of outstanding loans in the aggregate amount of $500,000 ($1.00 per share). These shares were issued in favor of JASB. Mamoru Saito, our Chief Executive Officer and a director of our Company, owns 100% of JASB.   We relied upon the exemption from registration afforded by Section 4/2 under the Securities Act of 1933, as amended, to issue these shares.

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

In December 2008 the aforesaid two subsidiary companies obtained unsecured loans from Bancolombia in the aggregate amounts of 166,666,000 pesos (US$74,017) each. Each loan is payable in equal monthly principal installments of 13,888,833 pesos (US$6,168) plus interest. At December 31, 2008, Odin Energy had a balance of $166,666,000 pesos (US$74,017) and Odin Petroil had a balance of $168,956,248 pesos (US$75,035). These loans mature on December 2, 2009. Interest accrues at the rate of 17.6677% per annum. There are no financial or non-financial covenants associated with our unsecured revolving lines of credit and unsecured loans with Bancolombia.

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

The issued shares were reflected under the line titled “Cash Proceeds from issuance of stock” on the Consolidated Statements of Stockholders’ Equity in our audited financial statements included in this report. The February 12, 2008 placement commenced during 2007 and as such a portion of the proceeds from this placement occurred during 2007. See “PART II, ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” below:

Offering	Shares	Par Value	Paid In Capital

2007
February 12, 2008 Placement	2,250,000	$2,250	$4,143,750

2008
February 12, 2008 Placement	850,000	850	1,580,150
August 11, 2008 Placement	510,000	510	2,310,840

Total	3,610,000	$3,610	$8,034,740

          The February 12, 2008 offering raised an aggregate of $5,727,000; $4,146,000 in 2007 from the sale of 2,250,000 shares and $1,581,000 in 2008 from the sale of 850,000 shares of common stock. Also, in the August 11, 2008 offering we raised $2,311,350 through the sale of 510,000 shares. Total proceeds in 2008 from the two placements was $3,892,350 from the sale of 1,360,000 shares.

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

Revenue Recognition – In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the revenue stream of the Company:

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

Recent accounting pronouncements – the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). This statement replaces FAS No 141, which was effective July 1, 2001 “Business Combinations”. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date. Early adoption is prohibited. Management is currently evaluating the impact of adopting this statement.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” (“SFAS 161”), which becomes effective for periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Amiworld, Inc.

We have audited the accompanying consolidated balance sheet of Amiworld, Inc. as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Amiworld, Inc.

New York, New York

I have audited the accompanying consolidated balance sheets of Amiworld, Inc. as of December 31, 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
April 15, 2009	RONALD R. CHADWICK, P.C.

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31st		December 31st
	2008		2007

ASSETS
Current Assets
Cash	$5,046,725		$4,639,783
Accounts Receivable, net	468,999		333,523
Prepaid Expenses & Advance Payments	3,301,051		1,435,521
Inventory	2,558,836		750,357
Total current assets	11,375,611		7,159,184
Fixed Assets
Land	471,961		519,882
Buildings	15,604,014		12,072,519
Machinery & Vehicles	279,072		157,821
Equipment & Furniture	654,292		443,124
Less: Accumulated Depreciation	(452,817	) )	(131,647	) )
	16,556,522		13,061,699
Other Assets
Construction in progress	4,463,000		-
Deposits	5,450		3,150
	4,468,450		3,150

TOTAL ASSETS	$32,400,583		$20,224,033

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expense	$1,954,026		$1,297,648
Advance Deposits	1,801,149		-
Taxes Payable	140,717		2,157
Notes Payable - Bank	1,966,720		-
Due to affiliated companies (net)	1,481,482		-
Total current liabilities	7,344,094		1,299,805

Minority Interests	490,578		431,854

Equity
Common Shares: $.001 par value 175,000 shares authorized; 23,218,110 (2008), 20,958,110 (2007) shares issued and outstanding	23,218		20,958
Additional paid in capital	30,915,067		21,034,977
Deferred Compensation Expense - Stock and Options	(1,192,000))		-
Accumulated other comprehensive income	(2,219,920))		35,954
Accumulated deficit	(2,960,454))		(2,599,515	) )
	24,565,911		18,492,374

TOTAL LIABILITIES & EQUITY	$32,400,583		$20,224,033

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended
	December 31st
	2008		2007
Revenue
Odin Petroil (Petroleum Diesel)	$9,041,834		$1,126,625
Odin Energy (Biodiesel)	4,099,464		335,557
Odin Petroleum (Fuel Re-sell)	5,894,522		-
Oil Trading Commission	360,000		360,000
	19,395,820		1,822,182

Cost of Goods Sold
Odin Petroil (Petroleum Diesel)	6,800,156		932,651
Odin Energy (Biodiesel)	3,203,867		271,961
Odin Petroleum (Fuel Re-sell)	5,599,796		-
	15,603,819		1,204,612

Gross Profit	3,792,001		617,570

General and Administrative Expenses
Operating Expenses	2,689,072		665,771
Compensation Expense – Stocks and Options	798,000		-
Depreciation	641,046		117,719
	4,128,118		783,490

(Loss) from operations	(336,117)		(165,920)

Other Income and (Expense)
Interest Income	2,004		67,143
Interest (Expense)	(31,705)		-
Miscellaneous Income	63,604		2,757
	33,903		69,900

(Loss) before provision for income tax	(302,214)		(96,020)

Provision for income tax	-		-

Minority Interest share of (loss) in consolidated subsidiary	(58,725)		(17,080)

Net (Loss)	$(360,939)		$(113,100)

Other Comprehensive Income (Loss) – Net of Tax Foreign currency translation gains (losses)	(2,255,874)		36,956

Comprehensive Income (Loss)	$(2,616,813)		$(76,144)

Weighted average (loss) per share (Basic and fully diluted)	$(0.02	) )	$(0.01)

Weighted average number of common shares outstanding (Basic and fully diluted)	22,317,424		7,918,551

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31st
	2008	2007
CASH PROVIDED BY (USED FOR):
Operating Activities
Net (Loss)	$(360,939)	$(113,100)
Items not involving an outlay of funds:
Depreciation and amortization	641,046	117,719
Compensation Expense - Options & Stocks	798,000	-
Minority Interest in net income	58,725	(17,080)
	1,136,832	(12,461)
Change in non-cash operating balances
Accounts Receivable	(164,306)	(333,523)
Prepaid expenses & advance payments	(2,001,991)	(1,156,589)
Inventory	(1,875,345)	(750,357)
Accounts payable and accrued expense	890,548	1,284,313
Advance Deposits	1,801,149	-
Due to affiliated companies (net)	1,481,482	-
Net cash provided by (used in) operating activities	1,268,369	(968,617)

Investing Activities
Purchase of fixed assets	(5,493,757)	(12,350,725)
Equipment deposits	-	836,797
Pre-operative spending	-	79,818
Net cash (used in) investing activities	(5,493,757)	(11,434,110)

Financing Activities
Contributions by minority ownership	-	413,795
Proceeds from borrowing	1,966,720	2,500,000
Issuance of common stock	3,892,350	12,662,434
Net cash provided by financing activities	5,859,070	15,576,229

Effect of exchange rate changes on cash	(1,226,740)	11,633
Increase in cash	406,942	3,185,135
Cash, beginning of year	4,639,783	1,454,648
Cash, end of the period	$5,046,725	$4,639,783

Schedule of Non-Cash Investing and Financing Activities Options with a fair value of $1,490,000 issued in exchange for services to be performed through 2012	$1,490,000	$-
Stock issued for services with a fair value of $500,000 in exchange for investor relations services to be performed over a six month period	$500,000	$-
Stock issued with a fair value of $4,000,000 in exchange for the expansion of the Company’s petroleum refinery	$4,000,000	$-
Stock issued for the retirement of debt	$-	$3,656,428
Stock issued for Great Voyages	$-	$45,000

Supplemental Disclosure
Cash paid for interest	$31,705	$-
Cash paid for income taxes	$-	$-

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

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, “Earnings per Share.” Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents (consisting of stock options at December 31, 2008), if any, are not considered, as their effect would be anti dilutive.

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

The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

The Company follows SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement were effective beginning January 1, 2006.

(t)	Recent pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). This statement replaces FAS No 141, which was effective July 1, 2001 “Business Combinations”. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date. Early adoption is prohibited. Management is currently evaluating the impact of adopting this statement.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” (“SFAS 161”), which becomes effective for periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

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

There were various other accounting standards and interpretations issued during 2008 and 20097, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

AMIWORLD, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(4) Prepaid expenses and advance payments

Prepaid expenses consist of the following at December 31,

	2008	2007

Inventory Advances	$1,777,093	$538,409
Construction Advances	815,457	892,112
Value Added Taxes	613,619	-
Services & Other	94,882	5,000
	$3,301,051	$1,435,521

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

As of December 31, 2008, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $7,152,000 and the aggregate intrinsic value of currently exercisable stock options was approximately $7,152,000.

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

Future lease expense for all leases is as follows:

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

In February 2008, Great Voyages entered into a lease agreement to charter a cargo vessel with Serport, S.A., a commercial partnership domiciled in Colombia. The lease provides for a monthly lease payment of approximately $30,800 and will become effective 24 months from the time we take possession of the ship. The Company has not taken possession of this ship and has decided to not pursue this particular ship and is currently evaluating its options..

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

While no assurances can be provided we believe that our allegations have merit and that we will be successful in this matter. However, no gain contingency has not been reflected in the accompanying financial statements.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008, at the reasonable assurance level. However, subsequent to December 31, 2008 it became apparent that this conclusion was incorrect and we identified a problem relating to the flow of information, including financial information necessary to allow us to prepare and file our reports in a timely manner, which management attributes to our significant growth over a short period of time. We began generating revenues from our operations in the spring of 2008. Since the spring of 2008 through December 31, 2008 we have generated almost $20 million in gross revenues. We believe that these problems arose partially as a result of normal growth issues. In addition, our operations are based in Colombia but we are a US issuer, which has resulted in a language barrier between our executive management, who are of Japanese origin, our operations personnel who are located in a third world country (Colombia) and speak Spanish and our other executives who speak English. To remedy these issues our management met with legal counsel and our independent accountants to discuss how best to address the same. As a result, our Vice President of Finance is taking a more active role in our Colombian operations and we are working with our independent accounting firm’s affiliate in Colombia that is bilingual to communicate with both our management and operations people. While this has improved this situation, we are continuing to examine this situation to insure that our controls and procedures are sufficient.

Notwithstanding the material weaknesses described above, we believe that our consolidated financial statements presented in this annual report on Form 10-K/A3 fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – Other than as described above, there were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2008, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

          Based on an assessment carried out during the period December 27-29, 2008, management believes that, as of December 31, 2008, our internal control over financial reporting was effective, except as discussed above.

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

The following is a biographical summary of the business experience of our current Officers and Directors:

Mamoru Saitohas been our Chief Executive Officer, Secretary and Directorsince our inception in November 2006. Prior, since November 1998, he held similar positions with our predecessor, Amiworld, Inc., a New York corporation (“Amiworld – NY”), which merged into our Company in March 2007 in order to affect a reincorporation in the State of Nevada. Mr. Saito manages overall operations of our Company and coordinates and oversees all key decisions. Since 1980, Mr. Saito has coordinated numerous investments in the United States on behalf of high net worth Japanese nationals. Since 1988, Mr. Saito has been an active investor in the United States and has expanded his enterprise to include operations in Japan, the United States, Canada, Venezuela, Colombia, the Caribbean, and Europe. Mr. Saito commutes between New York, Venezuela, Colombia, Panama, and Japan. He is also the President and principal shareholder JASB of New York Corp., a privately held New York corporation that holds various interests in a variety of companies. Mr. Saito is a 1968 graduate of Tohoku Gakuin University with a degree in Economics. Mr. Saito devotes, on the average, approximately forty hours per week to our business,

Takahito Sakagamibecame ourPresident and a Director in March 2007 upon the closing of the Merger with Amiworld – NY. Mr. Sakagami manages our daily operations and our marketing division. Prior, from November 1998 through March 2007, he was President of Amiworld – NY. In addition, since July 1994, Mr. Sakagami has been President of JASB of New York Corp., a privately held New York corporation that is also one of our principal shareholders. He has extensive international and domestic business experience. In 1985, Mr. Sakagami formed Amuru 21, a private Japanese company. He merged his company with Mr. Saito’s group of companies in 1994. During 1995, Mr. Saito and Mr. Sakagami worked together on a successful venture to import apparel from the United States into Japan. During 2005, Mr. Sakagami was placed in charge of all marketing activities of Amiworld – NY. Throughout the years this role was expanded and Mr. Sakagami is now the COO for all of Mr. Saito’s companies where his responsibilities include almost all aspects of day-to-day operations. He devotes substantially all of his business time to our affairs.

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

NOSHADE ALIGN="CENTER" WIDTH="100%" SIZE="2">

STYLE='PAGE-BREAK-BEFORE:ALWAYS'>

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Mamoru Saito, CEO and Secretary	2007	$0	$0	0	$0	$0	$0	0	$0
	2006	$0	$0	0	$0	$0	$0	0	$0
	2005	$0	$0	0	$0	$0	$0	0	$0

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

          As of the date of this report, options to purchase 1,490,000 shares of our Common Stock have been issued at an exercise price of $1.00 per share, except for those 550,000 options issued to our control persons, which are exercisable at a price of $1.10 per share. None have been exercised. These options were issued during our fiscal year ended December 31, 2007. No options were issued during our fiscal year ended December 31, 2008.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Mamoru Saito (1) 60 E. 42nd Street, Suite 1225 New York, NY 10165	14,521,210(2)	62.5%

Common	Takahito Sakagami (1) 60 E. 42nd Street, Suite 1225 New York, NY 10165	125,100(3)	*

Common	Yuji Adachi (1) 6991 Frederick Ave. Burnaby, BC V5J 3X8 Canada	488,000	2.1%
Common	All Officers and Directors as a Group (6 persons)	15,134,310(2)	65.2%

__________________

*	Less than 1%
(1)	Officer and/or Director of our Company.
(2)

Includes 12,391,566 shares owned in the name of JASB of New York Corp. a New York corporation, 743,999 shares owned in the name of EBOA, Inc., a New York corporation, 730,000 shares owned by Atlantic Amuru Corp. a New York corporation, and 405,635 shares owned by BO Atlantic, a New York corporation, each an entity that Mr. Saito controls.

(3)	Includes 100 shares of common stock owned by Mr. Sakagami’s wife. Does not include an aggregate of 200 shares owned by Mr. Sakagami’s emancipated sons. He disclaims ownership of these 200 shares.

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

We also sublease an apartment on a month-to-month basis that is used by our employees, located at 240 East 47th Street, Apt.10E, New York, NY 10017. This property is leased pursuant to a verbal agreement from Tory Pines Resort Inc. (“Tory Pines”), an affiliated entity, at a monthly rent of $2,925. Tory Pines is owned by Mr. Saito, our CEO and President.

           In April 2007, we acquired a 45% interest in Great Voyages Co., Ltd., a New York corporation owned by JASB of New York Corp.(“JASB”), a corporation owned by Mr. Saito, our CEO and President, for the purpose of acquiring ships to transport goods, which in the beginning will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest.

             JASB, one of our principal shareholders and a company owned by Mr. Saito, our CEO and President, did construct a petroleum refinery adjacent to the biodiesel plant recently constructed by us. From April 2007 through December 10, 2007, we leased this property to JASB at a rate of approximately $4,550 per month (10,000,000 pesos), which is consistent with applicable lease rates in Santa Marta, Colombia. On December 10, 2007, we acquired JASB’s entire ownership interest of 94.5% of stock in exchange for 7,814,772 shares of our “restricted” Common Stock, wherein we acquired all of JASB’s interest in Odin Petroil, S.A., a Colombian corporation (“Odin”). The consideration for the acquisition of Odin was determined based upon an independent valuation of Odin. We valued the shares of our Common Stock issued in this transaction at $1.50 per share.

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

Messrs. Saito and Sakagami are deemed “promoters” of our Company, as that term is defined under Rule 405 of Regulation C promulgated under the Securities Act of 1933, as amended. Neither Messrs. Saito nor Sakagami received any compensation from us as a result of their activities relating to our Company, either directly or indirectly.

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

	December 31, 2007	December 31, 2008
Audit Fees	$26,900	$90,000
Audit Related Fees	1,176	15,000
Tax Fees	-	-
All Other Fees	______-	_______-
Total	$28,076	$105,000

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

NO.	DESCRIPTION	FILED WITH	DATE
3.1	Certificate of Incorporation	Form SB-2 Registration Statement	June 7, 2007
3.2	Bylaws	Form SB-2 Registration Statement	June 7, 2007
3.3	Articles of Merger	Form SB-2 Registration Statement	June 7, 2007
4.1	2007 Stock Plan	Form S-8 Registration Statement	October 29, 2007
10.1	Merger Agreement	Form SB-2 Registration Statement	June 7, 2007
10.2	Construction Contract With C.M. Bernardini, S.R.L.	Form SB-2 Registration Statement	June 7, 2007
10.3	Land Purchase Contract	Form SB-2 Registration Statement	June 7, 2007
10.4	Contract for Tanks	Form SB-2 Registration Statement	June 7, 2007
10.5	Stock Purchase Agreement	Form SB-2 Registration Statement	June 7, 2007
10.6	Office Lease	Form SB-2 Registration Statement	June 7, 2007
10.7	Apartment Lease – No. 802B	Form SB-2 Registration Statement	June 7, 2007
10.8	Apartment Lease – No. 15B	Form SB-2 Registration Statement	June 7, 2007
10.9	Odin Energy and Odin Petroil Lease	Form SB-2 Registration Statement	June 7, 2007
10.10	Form of Subscription Agreement	Form SB-2/A1 Registration Statement	July 30, 2007
10.11	Agreement With Petroleos PanAmerican	Form SB-2/A1 Registration Statement	July 30, 2007

10.12	Stock Purchase Agreement with JASB	Form 8-K – Date of Event 12/10/07	December 12, 2007
10.13	Letter of Engagement with Trilogy Capital Partners, Inc.	Form 8-K – Date of Event 05/28/08	July 2, 2008
10.14	Stock Issuance Agreement with Trilogy Capital Partners, Inc.	Form 8-K – Date of Event 05/28/08	July 2, 2008
10.15	Agreement between FISS – Project Development Ltd. and Odin Petroil S.A.	Form 8-K – Date of Event 05/28/08	July 2, 2008
10.16	Purchase Order from C.I. Vanoil, S.A. dated August 20, 2008	Form 8-K – Date of Event 08/28/08	September 3, 2008
10.17	Lease Agreement with Odin Petroil ZF Ltda. U dated September 30, 2008	Form 8-K – Date of Event: 09/30/08	October 1, 2008
10.18	Promissory Note of Odin Petroil S.A. to Bancolombia	Form 10-Q – Quarter Ended 09/30/08	November 13, 2008
10.19	Promissory Note of Odin Energy Santa Marta Corporation S.A. to Bancolombia	Form 10-Q – Quarter Ended 09/30/08	November 13, 2008	Loan Agreement of Odin Petroil S.A. with Bancolombia, S.A.
10.20	Promissory Note of Odin Petroil S.A. to Bacolombia, S.A.	Form 10-K – Year Ended 12/31/08	April 15, 2009
10.21	Promissory Note of Odin Energy Santa Marta Corporation,S.A. to Bancolombia S.A.	Form 10-K – Year Ended 12/31/08	April 15, 2008
10.22	Financial Advisory Letter Agreement with Middlebury Securities LLC dated August 7, 2009	Form 10-Q – Quarter Ended 06/30/09	August 19, 2009
16.1	Letter of Ronald R. Chadwick, P.C.	Form 8-K Dated December 24, 2008	December 24, 2008	Loan Agreement of Odin Energy Santa Marta Corporation, S.A. with Bancolombia S.A.
21.1	List of Subsidiaries	Form SB-2 Registration Statement	June 7, 2007

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: January 6, 2010	AMIWORLD, INC.

By: s/Mamoru Saito______________
Mamoru Saito, Chief Executive Officer

          In accordance with the Exchange Act, this amended Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 6, 2010.

s/Mamoru Saito_____________

  Mamoru Saito, Director

s/Takahito Sakagami__________

  Takahito Sakagami, Director

s/Fermin Veitia______________

  Fermin Veitia, Director

s/Yuji Adachi_______________

  Yuji Adachi, Director

s/David Garin_______________

  David Garin, Director

s/Luis Martinez_____________

  Luis Martinez, Director