Form 10-Q/A
period 2009-03-31
Amiworld, Inc.
filed 2010-03-03
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A2

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

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

This Amendment to the Amiworld Form 10-Q for the three month period ended March 31, 2009 is being filed in response to a comment letter received from the SEC dated January 21, 2010 and our response filed with the SEC on March 3 2010. Specifically, this amended report revises disclosure in the Management’s Discussion Controls and Procedures, and Financial Statement sections below.

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

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31st
	2009	2008
	(Unaudited)	(Unaudited)
Revenue
Petroleum Diesel	$1,298,678	$2,215,376
Biodiesel	308,048	71,047
Fuel Re-sell	2,745,725	—
Oil Trading Commission	—	180,000
	4,352,451	2,466,423
Cost of Goods Sold
Petroleum Diesel	1,128,990	1,794,358
Biodiesel	330,685	57,211
Fuel Re-sell	2,494,010	—
	3,953,685	1,851,569
Gross Profit	398,766	614,854

General and Administrative Expenses
Operating expenses	1,193,889	460,901
Compensation Expense - Stocks and Options	74,500	69,509
Depreciation	88,420	253,990
	1,356,809	784,400
(Loss) from operations	(958,043)	(169,546)
Other Income and (Expense)
Interest Income	165	1,630
Interest (Expense)	(18,354)	—
Miscellaneous Income	30,304	7,455
	12,115	9,085
(Loss) before provision for income tax	(945,928)	(160,461)
Provision for income tax	—	—
Net (Loss)	(945,928)	(160,461)
Less: Net (Loss) attributable to the noncontrolling interest	34,880)	3,975
Net (Loss) attributable to Amiworld, Inc. common shareholders	(911,048)	(156,486

Other Comprehensive Income (Loss) - Net of Tax
Foreign currency translation gains (losses)	(1,648,336)	1,768,707

Comprehensive Income (Loss)	$(2,559,834)	$1,612,221

Weighted average (loss) per share (Basic and fully diluted)	$(0.04)	$(0.01)
Weighted average number of common shares outstanding (Basic and fully diluted)	24,708,110	21,547,121

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

Reclassifications

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

Our normal terms relevant to our accounts receivable range from cash upon delivery to 30 days depending on the customer’s history and credit. Typically 90% to 95% of our customers pay within this date range unless we have made arrangements to the contrary. We had no receivable write offs during the periods covered in this report or since we commenced operations.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009, at the reasonable assurance level.

We believe that our consolidated unaudited financial statements presented in this quarterly report on Form 10-Q/A2 fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three month period ended March 31, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMIWORLD, INC.

Dated: March 3, 2010	By:_s/Mamoru Saito______________________ Mamoru Saito, Chief Executive Officer

Dated: March 3, 2010	By: _s/David Garin______________________ David Garin, Chief Financial Officer