Form 10-Q/A
period 2009-06-30
Amiworld, Inc.
filed 2010-03-03
CIK 1401273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A2

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

This Amendment to the Amiworld Form 10-Q for the six month period ended June 30, 2009 is being filed in response to a comment letter received from the SEC dated January 21, 2010 and our response filed with the SEC on March 3, 2010. Specifically, this amended report revises disclosure in the Management’s Discussion, Controls and Procedures and Financial Statement sections below.

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

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Petroleum Diesel	$1,383,450	$1,719,306	$2,690,421	$3,934,682
Biodiesel	2,174,562	1,199,624	2,482,610	1,270,671
Fuel Re-sell	7,702,768	—	10,440,200	—
Oil Trading Commission	—	180,000	—	360,000
	11,260,780	3,098,930	15,613,231	5,565,353
Cost of Goods Sold
Petroleum Diesel	1,027,028	1,019,374	2,156,018	2,813,732
Biodiesel	1,185,285	788,906	1,515,971	846,117
Fuel Re-sell	7,423,680	—	9,917,690	—
	9,635,993	1,808,280	13,589,679	3,659,849

Gross Profit	1,624,787	1,290,650	2,023,552	1,905,504

General and Administrative Expenses
Operating expenses	1,326,114	650,501	2,522,938	1,110,137
Compensation Expense - Stocks and Options	74,500	69,510	149,000	139,019
Depreciation	89,159	435,911	177,579	689,901
	1,489,773	1,155,922	2,849,517	1,939,057
Income/(Loss) from operations	135,014	134,728	(825,965)	(33,553)
Other Income and (Expense)
Interest Income	228	989	394	2,618
Interest (Expense)	(54,130)	(363)	(72,484)	(1,628)
Miscellaneous Income	10,166	2,136	43,404	9,592
	(43,736)	2,762	(28,686)	10,582
Income/(Loss) before provision for income tax	91,278	137,490	(854,651)	(22,971)
Provision for income tax	—	—	—	—

Net Income/(Loss)	91,278	137,490	(854,651)	(22,971)

Less: Net income attributable to the noncontrolling interest	(16,696)	(28,566)	18,184	(24,591)

Net Income/(Loss) attributable to Amiworld, Inc.	74,582	108,924	(836,467)	(47,562)

Other Comprehensive Income/(Loss) - Net of Tax
Foreign currency translation gains (losses)	1,685,728	(988,573)	37,392	780,134

Comprehensive Income/(Loss)	$1,760,310	$(879,649)	$(799,075)	$732,572

Weighted average Income/(loss) per share (Basic and fully diluted)	$0.00	$0.00	$(0.04)	$(0.00)
Weighted average number of common shares outstanding (Basic and fully diluted)	24,708,110	22,099,714	24,708,110	21,823,418

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had $1,570,209 in cash. At June 30, 2009, we had accounts receivable of $8,641,506. This represents an increase of $8,172,507 from December 31, 2008 when we had a balance of $468,999 in our accounts receivable. This change was primarily related to a sale from Odin Petroleum, Inc. to one customer in the amount of $7,814,400 which occurred on June 23, 2009 and was subsequently collected on July 29, 2009. The timing was due to the product being FOB at shipping point, but not being payable until received at destination per contract terms. Our normal terms range from cash upon delivery to 30 days depending on the customer’s history and credit. Typically 90% to 95% of our customers pay within this date range unless we have made arrangements to the contrary. We had no receivable write offs during the periods covered in this report or since we commenced operations.

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

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009, at the reasonable assurance level.

We believe that our consolidated unaudited financial statements presented in this quarterly report on Form 10-Q/A2 fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the six month period ended June 30, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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