Form 10-Q/A
period 2009-09-30
Amiworld, Inc.
filed 2010-03-03
CIK 1401273

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

This Amendment to the Amiworld Form 10-Q for the nine month period ended September 30, 2009 is being filed in response to a comment letter received from the SEC dated January 21, 2010 and our response filed with the SEC on March3, 2010. Specifically, this amended report revises disclosure in the Management’s Discussion - Controls and Procedures, and Financial Statement sections below.

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

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue
Product Sales	$18,691,898	$5,710,492	$34,305,129	$10,915,845
Oil Trading Commission	—	—	—	360,000
	18,691,898	5,710,492	34,305,129	11,275,845
Cost of Goods Sold	17,607,715	4,427,615	31,197,394	8,087,464

Gross Profit	1,084,183	1,282,877	3,107,735	3,188,381

General and Administrative Expenses
Operating expenses	1,951,712	925,511	4,482,241	2,035,649
Compensation Expense - Stocks and Options	74,500	69,510	223,500	208,529
Depreciation	136,000	179,001	313,579	868,901
	2,162,212	1,174,022	5,019,320	3,113,079

Income/(Loss) from operations	(1,078,029)	108,855	(1,911,585)	75,302

Other Income and (Expense)
Interest Income	50	1,667	444	4,285
Interest (Expense)	(150,620)	(7,515)	(223,105)	(9,143)
Miscellaneous Income	43,344	8,207	86,748	17,799
	(107,226)	2,359	(135,913)	12,941

Income/(Loss) before provision for income tax	(1,185,255)	111,214	(2,047,498)	88,243

Provision for income tax	—	—	—	—

Net Income/(Loss)	(1,185,255)	111,214	(2,047,498)	88,243

Less: Net Income/(Loss) attributable to the non-controlling interest	55,358	(18,837)	71,627	(43,428)

Net Income/(Loss) attributable to Amiworld, Inc. common shareholders	(1,129,897)	92,377	(1,975,871)	44,815

Other Comprehensive Income/(Loss) - Net of Tax
Foreign currency translation gains (losses)	2,209,565	(2,964,439)	2,246,957	(2,184,305)

Comprehensive Income/(Loss)	$1,079,668	$(2,872,062)	$271,086	$(2,139,490)

Weighted average Income/(loss) per share (Basic and fully diluted)	$(0.05)	$0.00	$(0.09)	$0.00
Weighted average number of common shares outstanding (Basic and fully diluted)	23,218,110	23,281,327	23,218,110	22,317,424

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

Estimates

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

Per Share Amounts

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2009 and 2008

          During the three months ended September 30, 2009, we generated revenues of $18,691,898, including $15,608,242 from Odin Petroleum (sale of petroleum re-sell), $3,083,656 from Odin Energy (biodiesel operations), and no sales from Odin Petroil (refinery operations). This represented an increase in revenues of $12,981,406 from the three months ended September 30, 2008, when we generated revenues of $5,710,492, including $5,350,492 from sale of diesel and biodiesel products and $360,000 from oil trading commissions. Cost of goods sold was $17,607,715 during the three months ended September 30, 2009, compared to $4,427,615 for the three months ended September 30, 2008, an increase of $13,180,100. The increase in revenues and cost of goods sold was attributable to increased product sales and having full production capability. Our gross profit was $1,084,183 (5.8% of sales) during the three months ended September 30, 2009, compared to $1,282,877 (22.5% of sales) for the three months ended September 30, 2008, a decrease of $198,694. The decrease in our gross profit was attributable to substantial increase in our petroleum re-sell, which carries a substantially lower margin then our refinery sales. Additionally during the three months ended September 30, 2009 Odin Petroil did not have any sales. Sales from Odin Petroil are primarily to shipping companies and as such sales are typically related to periods when ships are at port and during this time frame we did not make any sales to our normal vendors, which is why we had no sales during this period. During the 4th quarter of 2009 we resumed sales to our shipping customers.

          During the three months ended September 30, 2009, our general and administrative expense increased by $988,190, from $1,174,022 for the three months ended September 30, 2008 to $2,162,212 for the three months ended September 30, 2009. Our general and administrative expense rose in several categories due to the expansion of operations, including but not limited to: (i) wage expense increased by $104,462; (ii) rent increased by $33,092 due to the addition of administrative office rentals; (iii) telephone and utilities increased by $11,949; (iv) travel increased by $38,879; (v) supplies and other miscellaneous operating costs increased by $94,511, which primarily consisted of expenses related to increased supply usage as the result of increased operations of approximately $15,129, the establishment of new offices and Grupo Odin startup costs of approximately $4,188, the utilization of outside office support facilities of approximately $68,655, and other miscellaneous items of approximately $6,539; (vi) postage and shipping increased by $13,829; (vii) legal, accounting, and professional fees increased by $27,191; (viii) we incurred production related costs during a period of inactivity of our petroleum refinery of $733,712, which was approximately 14% in personnel costs, approximately 34% in outside services and utilities, and the remaining approximately 52% in indirect overhead; and (ix) we incurred $24,327 in research and development costs in order to improve the efficiency of our biodiesel refinery and add the ability to refine alternative feedstocks. Our general and administrative expense also decreased in several categories due to improvements on our ability to better manage our operations, including but not limited to (i) bank charges decreased by $8,239; and (ii) advertising, marketing, and public relations decreased by $53,425 as a result of the termination of our agreement with Trilogy Capital Partners as our investment relations consultant and adjustments to our marketing and advertising programs. A summary of our General and Administrative Expenses is as follows:

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had $578,159 in cash.

At September 30, 2009, our accounts receivable was $419,761. This represents a decline of $49,238 during the nine month period beginning December 31, 2008, when we had a balance of $468,999 in our accounts receivable. During the three month period ending September 30, 2009 we collected a receivable from one customer in the amount of $7,814,400, which was billed on June 23, 2009 and was subsequently collected on July 29, 2009. The timing was due to the product being FOB at shipping point, but not being payable until received at destination per contract terms. Our normal terms range from cash upon delivery to 30 days depending on the customer’s history and credit. Typically 90% to 95% of our customers pay within this date range unless we have made arrangements to the contrary. We have had no receivable write offs during the periods covered in this report, or since commencement of our operations.

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

          Long-Lived Assets –In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company has determined that no impairment existed at December 31, 2008 or September 30, 2009.

Revenue Recognition – In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the revenue stream of the Company:

Revenue is recognized by the Company as earned under contract terms, in general upon shipment of ordered fuel products.

Foreign currency translation –The operations of our subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009, at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three month period ended September 30, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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