Form 10-Q/A
period 2009-03-31
Amiworld, Inc.
filed 2010-03-29
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A3

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

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31st
	2009	2008
	(Unaudited)	(Unaudited)
Revenue
Petroleum Diesel	$1,298,678	$2,215,376
Biodiesel	308,048	71,047
Fuel Re-sell	2,745,725	—
Oil Trading Commission	—	180,000
	4,352,451	2,466,423
Cost of Goods Sold
Petroleum Diesel	1,128,990	1,794,358
Biodiesel	330,685	57,211
Fuel Re-sell	2,494,010	—
	3,953,685	1,851,569
Gross Profit	398,766	614,854

General and Administrative Expenses
Operating expenses	1,193,889	460,901
Compensation Expense - Stocks and Options	74,500	69,509
Depreciation	88,420	253,990
	1,356,809	784,400
(Loss) from operations	(958,043)	(169,546)
Other Income and (Expense)
Interest Income	165	1,630
Interest (Expense)	(18,354)	—
Miscellaneous Income	30,304	7,455
	12,115	9,085
(Loss) before provision for income tax	(945,928)	(160,461)
Provision for income tax	—	—
Net (Loss)	(945,928)	(160,461)
Less: Net (Loss) attributable to the noncontrolling interest	34,880	3,975
Net (Loss) attributable to Amiworld, Inc. common shareholders	(911,048)	(156,486)

Other Comprehensive Income (Loss) - Net of Tax
Foreign currency translation gains (losses)	(1,648,336)	1,768,707

Comprehensive Income (Loss)	$(2,559,834)	$1,612,221

Weighted average (loss) per share (Basic and fully diluted)	$(0.04)	$(0.01)
Weighted average number of common shares outstanding (Basic and fully diluted)	24,708,110	21,547,121

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31st
	2009	2008
	(Unaudited)	(Unaudited)
CASH PROVIDED BY (USED FOR):
Operating Activities
Net (Loss)	$(945,928)	$(160,461)
Items not involving an outlay of funds:
Depreciation and amortization	88,420	253,990
Compensation Expense - Options & Stocks	74,500	69,509
	(783,008)	163,038
Change in non-cash operating balances
Accounts Receivable	(1,438,978)	(606,206)
Prepaid expenses & advance payments	321,378	4,555
Inventory	(283,854)	(981,354)
Accounts payable and accrued expense	818,058	(178,167)
Advance Deposits	(1,801,149)	—
Due to affiliated companies (net)	342,391	12,352
Net cash provided by (used in) operating activities	(2,825,162)	(1,585,782)
Investing Activities
Purchase of fixed assets	(49,695)	(2,560,161)
Net cash (used in) investing activities	(49,695)	(2,560,161)
Financing Activities
Contributions by minority ownership	185,569	—
Proceeds (Repayments) from borrowing	(107,269)	—
Issuance of common stock	—	1,581,000
Net cash provided by financing activities	78,300	1,581,000

Effect of exchange rate changes on cash	208,678	304,464

(Decrease) in cash	(2,587,879)	(2,260,479)

Cash, beginning of year	5,046,725	4,639,783

Cash, end of the period	$2,458,846	$2,379,304

Schedule of Non-Cash Investing and Financing Activities
Options with a fair value of $1,490,000 issued in exchange for services to be performed through 2012	$—	$1,490,000

Supplemental Disclosure
Cash paid for interest	$18,354	$—
Cash paid for income taxes	$—	$—

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

AMIWORLD, INC.

Dated: March 29, 2010	By:_s/Mamoru Saito______________________ Mamoru Saito, Chief Executive Officer

Dated: March 29, 2010	By: _s/David Garin______________________ David Garin, Chief Financial Officer