Form 10-Q/A
period 2009-06-30
Amiworld, Inc.
filed 2010-03-29
CIK 1401273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A3

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

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

CASH PROVIDED BY (USED IN):
Operating Activities
Net (Loss)	$(854,651)	$(22,971)
Items not involving an outlay of funds:
Depreciation and amortization	188,432	689,901
Compensation Expense - Options & Stocks	149,000	139,019
	(517,219)	805,949
Change in non-cash operating balances
Accounts Receivable	(8,172,507)	(942,121)
Prepaid expenses & advance payments	(212,266)	(1,180,970)
Inventory	(412,324)	(1,080,610)
Accounts payable and accrued expense	7,461,225	(212,820)
Advance Deposits	(1,801,149)	—
Net cash (used in) operating activities	(3,654,240)	(2,610,572)
Investing Activities
Purchase of fixed assets	(344,345)	(2,904,434)
Net cash (used in) investing activities	(344,345)	(2,904,434)
Financing Activities
Contributions by minority ownership	185,569	—
Proceeds from borrowing	3,092,689	—
(Repayments) from borrowing	(3,013,377)	—
Proceeds from borrowing, affiliated companies	342,774	—
(Repayments from borrowing, affiliated companies	(122,978)	(440,486)
Issuance of common stock for cash	—	3,298,350
Net cash provided by financing activities	484,677	2,857,864

Effect of exchange rate changes on cash	37,392	(245,481)

(Decrease) in cash	(3,476,516)	(2,902,623)

Cash, beginning of year	5,046,725	4,639,783

Cash, end of the period	$1,570,209	$1,737,160

Supplemental Disclosure
Cash paid for interest	$72,484	$1,628
Cash paid for income taxes	$—	$—

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