Form 10-Q/A
period 2009-09-30
Amiworld, Inc.
filed 2010-03-29
CIK 1401273

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

This Amendment to the Amiworld Form 10-Q for the nine month period ended September 30, 2009 is being filed in response to a comment letter received from the SEC dated January 21, 2010 and our response filed with the SEC on February , 2010. Specifically, this amended report revises disclosure in the Critical Accounting Policies and Financial Statement sections below.

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

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30th
	2009	2008

CASH PROVIDED BY (USED IN):
Operating Activities
Net (Loss)	$(2,047,498)	$88,243
Items not involving an outlay of funds:
Depreciation and amortization	313,579	868,901
Compensation Expense - Options & Stocks	223,500	208,529
Compensation Expense - Investor Relations	—	68,333
	(1,510,419)	1,234,006
Change in non-cash operating balances
Accounts Receivable	73,180	(710,308)
Prepaid expenses & advance payments	248,786	(1,668,706)
Inventory	(1,175,909)	(1,093,163)
Deposits Refundable	(733)	—
Accounts payable and accrued expense	899,718	807,472
Advance Deposits	(1,801,149)	550,730
Net cash provided by (used in) operating activities	(3,266,526)	(879,969)

Investing Activities
Purchase of fixed assets	(165,539)	(4,277,934)
Construction in Progress	(602,143)	—
Net cash (used in) investing activities	(767,682)	(4,277,934)

Financing Activities
Contributions by minority ownership	185,621	—
Proceeds from borrowing	6,486,062	383,849
(Repayments) from borrowing	(5,318,191)	—
Proceeds from borrowing from affiliated companies	3,741,299	2,547,425
(Repayments) from borrowing from affiliated companies	(5,030,339)	(752,035)
Issuance of common stock for cash	—	3,892,350
Net cash provided by financing activities	64,452	6,071,589

Effect of exchange rate changes on cash	(498,810)	(1,517,451)

(Decrease) in cash	(4,468,566)	(603,765)
Cash, beginning of year	5,046,725	4,639,783
Cash, end of the period	$578,159	$4,036,018

Supplemental Disclosure
Cash paid for interest	$219,049	$9,143
Cash paid for income taxes	$—	$—

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