Form 10-K/A
period 2008-12-31
Amiworld, Inc.
filed 2010-03-30
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K/A4

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A4 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Amiworld, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

AMIWORLD, INC.

__________________________________________

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

The Company in April 2007 also acquired a 45% interest in Great Voyages Co., Ltd., a New York corporation owned by JASB of New York Corp., a New York corporation owned by our CEO and President, for the purpose of acquiring ships to transport goods, which upon commencement of this business will be limited to oil shipments. We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest. The 45% acquisition of Great Voyages is treated as an investment accounted for under the equity method. The Company has incurred losses in excess of its investment as of December 31, 2008, and as a result reports no investment balance.

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

(l)       Foreign exchange Our functional currency is United States dollars and the functional currency of our subsidiaries is currently Colombia pesos. The operations of our subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

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

We believe that our consolidated financial statements presented in this annual report on Form 10-K/A4 fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Mamoru Saito (1) 60 E. 42nd Street, Suite 1225 New York, NY 10165	14,911,210(2)	62.7%

Common	Takahito Sakagami (1) 60 E. 42nd Street, Suite 1225 New York, NY 10165	325,100(3)	1.4%

Common	Yuji Adachi (1) 6991 Frederick Ave. Burnaby, BC V5J 3X8 Canada	518,000	2.2%
Common	Ingrely Veitia 60 E. 42nd St., Suite 125 New York, NY 10165	125,000	1.0%
Common	All Officers and Directors as a Group (6 persons)	15,879,310(2)	66.8%

__________________

*	Less than 1%
(1)	Officer and/or Director of our Company.
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

Date: March 30, 2010	AMIWORLD, INC.

By:s/Mamoru Saito__________________________ Mamoru Saito, Chief Executive Officer

By:s/David Garin____________________________ David Garin, Chief Financial Officer