Form 10-K
period 2009-12-31
Amiworld, Inc.
filed 2010-04-15
CIK 1401273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

The aggregate market value of the shares of voting stock held by non-affiliates of Amiworld as of June 30, 2009 was $13,470,853.

As of April 13, 2010, the Registrant had 23,218,110 shares of Common Stock outstanding.

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

As of the date of this Report we have four operating subsidiary companies engaged in the production of biodiesel, operating a petroleum refinery, oil reselling and shipping. See “Description of Business” below for a discussion of these endeavors.

Below is an organizational chart that includes all of our subsidiaries and the percentage of ownership that we hold in each:

DESCRIPTION OF CURRENT BUSINESS

We are a holding company that is currently operating through four divisions designed to complement each other. All four divisions principally focus on the production, acquisition and resale, and shipping of fuel related products. These operations include the following:

•	Biodiesel Production – We completed the development of a biodiesel plant in the fourth calendar quarter of 2007. Our plant is located in Santa Marta, Magdaleno, Colombia. See “Biodiesel Plant” below.

•

Petroleum Diesel Production – In December 2007 we acquired an operational petroleum diesel plant from an affiliated entity. This plant is located adjacent to our biodiesel plant in Colombia. See “Petroleum Refinery” below.

•

Fuel Brokerage – In addition to production activities, we also engage in fuel brokerage activities. We purchase and re-sell oil and other fuel products in South America, Central America, the United States, and the Caribbean. See “Fuel Resale” below.

•

Shipping Business – This division acquires or charters cargo ships. This division successfully completed 12 different shipments in 2007-08 but has not engaged in any activity since. We intend to restart these operations in the future. See “Shipping Business” below.

Following is a brief description of these operations:

Biodiesel Plant

               On November 30, 2006, we closed on the acquisition of land located in Santa Marta, Magdaleno, Colombia, the site of our biodiesel plant. This land consists of an aggregate of 40,010 square meters (9.9 acres). We completed construction of our plant during the fourth quarter of 2007. The plant currently has a production capacity of 120,000 liters (31,704 gallons) per day. The total cost to build our biodiesel plant was $9,062,538. During January 2008 we automated the plant to enable full capacity at a cost of $1,795,114.

Based upon advice of technicians that we have consulted with, the plant can be expanded to daily produce approximately 360,000 liters (96,000 gallons) with the addition of new processing equipment. We intend to expand to the 360,000 liters when market conditions warrant this expansion and we have sufficient available capital. See “LIQUIDITY AND CAPITAL RESOURCES,” below. There can be no assurances that we will have sufficient capital available to undertake this expansion.

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

          In selecting our feedstock crop and location for our refinery our primary considerations in the decision process were crop yields, feedstock costs, and countries with adequate supplies. Deforestation, environmental concerns, competition with food sources, and animal conservation are among the many concerns that the agriculture industry has faced in providing a supply line for the biodiesel industry. A careful balance of all of these interests must be met in order to maintain a viable and renewable source of supplies in the future. The following chart is a summary of the primary feedstock’s and their respective yields.

Feedstock Yields

Feedstock	US Gallons/acre	Liters/hectare
Soybean	40	375
Rapeseed	110	1,000
Mustard	140	1,300
Jatropha	175	1,590
Palm Oil	650	5,800
Algae	10,000	95,000
Source: en.wikipedia.org/wiki/Biodiesel

The following chart represents the costs per ton of palm oil:

Source: Oil World

Management believes that the combination of all of these factors made Colombia an ideal choice for the location of our plant. In addition to palm oil we also need a significant supply of Methanol, which accounts for approximately 9.6% of the raw materials. There are three basic routes to ester production from oils and fats:

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

We have plans to develop additional plants in the future based on this model plant and located on sites meeting similar criteria. However, it is also anticipated other criteria will be used in the future to bring the biodiesel to major markets, such as North America and Europe. Since we will utilize a multi-feedstock system, we can use alternative feedstock depending on where we locate these prospective plants. If we are successful, our overall plan of expansion includes the development additional plants so long as it is economically feasible to do so and demand continues to exceed supply. We can provide no assurances that we will develop additional plants in the future, or that if we do, we will be successful in meeting these objectives.

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

On December 10, 2007, in a transaction classified in our financial statements included herein as a common control acquisition, we acquired JASB’s entire ownership interest in Odin Petroil in exchange for 7,814,772 shares of our “restricted” Common Stock. The site is approximately 20,000 square feet. Odin Petroil constructed this oil refinery and on October 1, 2007, the refinery completed all of its testing, staff training, and began its refining operations. During October 2007, Odin Petroil engaged in production activities, but did not begin generating revenues until November 2007. Through automation of the plants refining ability, the plant became capable of producing 100% of its capacity in February 2008. JASB paid the entire construction costs for the refinery. The total cost of developing the refinery (excluding the land) paid by JASB was $5,617,536 plus an additional $396,998 in operational expenses for an aggregate investment of $6,014,534. The capacity at that time of completion was 30,000 barrels per month.

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

Effective June 19, 2008 our subsidiary company, Odin Petroil S.A. (“Odin”), entered into an agreement with FISS – Project Development Ltd., Colombia, South America (“FISS”), wherein FISS agreed to upgrade our existing oil distillation tower and to construct an additional oil distillation tower at our oil refinery in Santa Marta, Colombia. The total price payable for this tower was estimated at $8.67 million (US), which was to be payable through the issuance of 800,000 shares of our Common Stock plus cash payments of $4.67 million. The first phase of this project was completed during the 3rd quarter of 2008 when our existing tower was upgraded to increase our capacity from 30,000 to 45,000 barrels per month. The second phase of the project was to add a second tower and additional tanks to increase our production by an additional 55,000 barrels per month. We delayed this expansion and have now modified this plan to allow for a production increase of 175,000 barrels per month. The expansion will include the construction of a new atmospheric distillation tower with its related accessories, including a Cummins Diesel Plant, boiler, pumps, and all related electrical and piping. FISS will also construct three storage tanks, each capable of storing 28,500 barrels of oil, and one storage tank capable of storing 28,500 barrels of diesel fuel. We are negotiating wth FISS the final details of this plan and related costs, but we tentatively believe the construction will cost approximately $22 million. To date we have completed the foundations for the tanks and we are working on acquiring material to construct the tanks. We intend to utlize both debt and equity capital to complete this expansion. We are presently in a private equity raise of capital in Colombia and we are in the process of securing additional bank financing for this project. We anticipate the project will be complete within 9 months after obtaining the financing.

On September 30, 2008, Odin Petroil, ZF Ltda. U (“Odin ZF”), a company which is owned by Mamoru Saito, our CEO, entered into a lease with a purchase option for another refinery in Colombia. At the same time Odin Petroil and Odin ZF entered into an agreement to finance this refinery. Pursuant to the terms of this agreement, Odin Petroil also has an option to assume this lease, including the option to purchase. Odin Petroil suspended this agreement during March 2009 due to complexities involved in the lease/purchase arrangement being done by Odin ZF. Should circumstances change, Odin Petroil continues to have an option to resume the lease and subsequently acquire this refinery at its option. Odin Petroil has continued to operate the facility in a management capacity and during 2009 terms were established, whereby we received a management fee of 300,000,000 pesos monthly (US$145,300). During 2009 Odin Petroil billed fees totaling 3,600,000,000 pesos (US$1,743,654). The contract is on a month to month basis and is cancellable by either party upon 30 days written notice. During our fiscal year-ended December 31, 2009, the cost of operation of this facility was approximately $900,000. The results of Odin ZF have been consolidated with our financial statements for the year ended December 31, 2009, included in this report.

In November 2008 we reached an agreement with Odin Energy Corporation (Panama Corporation), a majority owned subsidiary of JASB of New York Corporation (our principal shareholder), to supply biodiesel and petroleum diesel to its planned mixing plant and to subsequently sell the mixed products. Odin Energy Corporation purchased approximately 2.5 acres of land adjacent to Odin Energy Santa Marta, Ltd. It is anticipated that construction of the mixing plant will be completed by the middle of 2010. Once completed the Odin Energy mixing plant will be capable of producing a number of biofuel blends to meet the requirements of various national governments including B5, which is mandated in Colombia, as well as other percentages such B7, B10, or B20, which may be required by other countries. Until this mixing plant is complete we will use temporary mixing facilities so that mixed products can be sold in the interim. Subject to available capital and/or financing, we are anticipating that we will acquire Odin Energy Corporation as a subsidiary during the 2nd quarter of 2010. There are no assurances that the ability to blend fuels will result in any competitive advantages or that we can complete the acquisition of this entity.

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

Fuel Resale Business

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

During December 2008 we began reselling diesel products acquired from other refineries in Colombia to a shipping company operating on the West coast of the United States. We have continued to make routine sales to this route and we are negotiating several new shipping arrangements and are confident that additional shipping arrangements will be added in the future. However, no assurances can be provided that we will enter into any new such agreements in the future.

Odin Petroleum and C.I. Odin Petroleum are also acting as sales agents for both Odin Energy and Odin Petroil. Odin Petroleum is currently focused principally on generating sales to cover the entire production of both plants. In addition we are continuing to seek out opportunities to develop additional trade routes and expand its transportation business.

Shipping Business

We also intend to diversify our business activities in a synergistic manner by developing the business plan of Great Voyages Co., Ltd. (“Great Voyages”) that is developing a cargo shipping business. The first part of the business is to charter ships for the shipment of oil and related petroleum products within the Caribbean region. During 2007-2008 we made shipments of oil, but have been inactive since, due primarily to the emphasis on our refining operations.

Marketing

There are several market segments we can pursue in our diesel and biodiesel operations, including:

-	• Electrical Generation
-	• Farming
-	• Fleets
-	• General Interest
-	• Heating Oil

-	• Marine
-	• Mining
-	• Passenger Vehicles
-	• Premium Diesel
-	• School Buses
-	• Transit

In January 2008 Colombia implemented laws requiring a 5:95 mixture ratio of biodiesel to petroleum diesel. As a result, we have been selling all of our expected production within Colombia. Our primary market has been diesel refiners in Colombia who need to fulfill this mandate by acquiring biodiesel and mixing the product to meet the government requirements. Our product is generally used in vehicles and sold through gas stations throughout Colombia. We will continue to pursue these refiners and gas stations as our primary target. In addition to the Colombian government, we believe that there are private concerns in Colombia that will be interested in purchasing our biodiesel.

We also believe that there is an opportunity to sell our products internationally despite the additional cost of shipping. Because our costs are expected to be significantly lower than related costs for producers internationally, we believe we can be cost competitive with foreign producers and still generate profits from operations. As of the date of this report we have not exported our product and we have no immediate plans to export our product as long as we can sell our product within Colombia.

Our biodiesel business is servicing the following accounts:

1.	Oil refineries looking to lend biodiesel with petroleum diesel
2.	Odin Energy Corporation for the sale of mixed products
3.	Biodiesel brokers in Central and South America
4.	Biodiesel brokers in the U.S.
5.	Large fleets using biodiesel, such as government, business and agriculture
6.	Conventional diesel resellers

We believe we have opportunities to sell our products in Panama and other countries in Central America, which would be ideal options as we can transport our products by either truck or ship without a substantial delivery time frame. We also believe there are opportunities in the Caribbean due to limited feedstocks and processing capabilities. We also could in the future ship our products to the U.S. If we are to ship to the U.S. we have observed the distributor concentration has a primary correlation to plant locations and current plant construction. The largest coastal gap between production and distributors at this point is Florida, parts of the Gulf Coast, and portions of the East Cost. Due to the proximity of Colombia to these locations, we feel this may represent the greatest opportunity for entry into the U.S. market. Our initial focus is on Florida ports, particularly in the lower portion of Florida as well as on the Gulf and Southern East Coast of the U.S. We feel there are also unique opportunities on the West Coast with California taking a pivotal lead in its approach to alternative fuels. However, costs for shipping through the Panama Canal and traveling this distance will be substantially higher than that of the Gulf Coast States. Prices from the refinery depend on the final destination of the product. Using these criteria, if we are marketing our biodiesel in the Western US, we must consider the cost of shipping and handling and offer an attractive price that come to balance those extra expenses. In order for us to do so, we also must consider that the transaction and the quantities must be attractive to us as well. We intend to consider these factors in determining our objective market.

Our petroleum products will be marketed first to the local market as a primary target. In particular we will focus our efforts on marketing to the Santa Marta Port and the ships that operate from this port. Due to the extent of diesel fuel consumed by cargo ships and our proximity to the port, this will be an ideal target. We have several consistent customers and we are working on establishing additional customers.

In the event sales cannot be done locally, we have the trucking capacity to deliver to other locations within Colombia and with Great Voyages at our disposal we will be able to ship to international markets as well.

EMPLOYEES

As of the date of this report we employ one hundred thirty-six (136) persons. On average, each of these employees devotes a minimum of 40 hours per week to our business activities. None of our employees are members of a union. We consider our employee labor relations to be good.

Relevant to our combined refinery plants, staffing levels change periodically depending on the level of automation we are able to obtain, sales levels, and changes in operational needs. Additional employment will be needed upon any future plant expansion or the construction of future plants. Our present staffing is detailed in the following chart.

We are continuing to develop our oil re-sell and shipping businesses. At this point the staffing is minimal and outsourced. We will eventually retain our own crews and sales force which will lead to increased company staffing. Management has not determined the level of staffing the will ultimately be needed for these endeavors.

COMPETITION

The biodiesel production industry is very competitive. We believe that our ability to successfully compete depends on many factors including but not limited to the economics of feedstock supply, proximity to major customers and extent of transportation infrastructure. Organizations that we deem our principal competition are currently producing biodiesel or are currently constructing biodiesel production capacity on a significant scale within our local target market of Colombia.

We believe our principal competitors at this time are the other producers of biodiesel in Colombia. The following is a list of companies we believe to be in operation as of the end of 2009 in Colombia:

Company Name	Announced Start Date	Expected Production
Oleflores S.A.	July 2007	50,000 tons per year
Biocombustibles Sosenibles del Caribe S.A.	February 2009	100,000 tons per year
BioD	May 2009	100,000 tons per year
Manuelita	June 2009	100,000 tons per year
Ecodiesel	September 2009	100,000 tons per year
Biocastilla	September 2009	10,000 tons per year

Of these companies only Biocombusibles Sostenibles del Caribe operaties in the Santa Marta, Magdalena region and as such we believe this company to be our largest competitor. The current production capacity of biodiesel in Colombia is 496,000 tons per year. Our company currently account for 7.3% of production capacity for Colombia.

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

If successful in the completion of Odin Energy Corporation we will be the only company in Colombia capable of producing petroleum diesel and biodiesel and mixing these products from a signal site, which we believe will give us a unique ability and allow our company advantage. There can be no assurances that we will be successful in our goal of becoming a competitive force in the industry.

TRADEMARKS-TRADENAMES

We currently do not have any registered trademarks or tradenames. We are currently at various stages in the application process for 6 patents in Colombia. These patents focus on utilizing new feedstock sources, better control of the composition and utilization of feedstocks, and alternative byproduct utilization. There can be no assurances that we will be successful in any of our applications or that any of the technologies developed by our company will produce increases sales or profits.

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

RISKS RELATED TO OUR OPERATIONS

We have incurred losses to date. We did not begin generating revenues until late in our 2007 fiscal year when we completed our initial sale of oil. In addition, our biodiesel plant described herein did not become operational until the first quarter of 2008 and we acquired our refinery in December 2007. Neither our biodiesel plant or refinery is currently running at full capacity and we continue to expand these operations. As of December 31, 2008, we had an accumulated deficit of ($2,960,454) and incurred a net loss attributable to common shareholders of $360,939 in 2008. As of December 31, 2009, we had an accumulated deficit of ($5,691,153) and incurred a net loss attributable to common shareholders of $2,730,699 in 2009. Until we begin generating profitable operations on a regular basis, we expect to rely on cash from operations, as well as loans from affiliates, if necessary, and bank financing, when available, to fund all of the cash requirements of our business. We also anticipate that we may engage in another private equity offering over the next 12 months. There are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis.

We have spent a significant amount of our capital on our refinery and biodiesel plant construction. We can make no assurances that this capital expenditure will successfully achieve desired results. If our refinery and biodiesel plant do not achieve desired results, our business and results of operation can be impacted. We are exploring new opportunities to diversify our operations in order to reduce this risk; however no assurances can be made that we will be able to successfully diversify our operations.

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

Our financial performance will be dependent on prices and availability for raw materials, which are subject to and determined by market forces outside our control. An increase in the prices for these input commodities will materially affect our ability to operate at a profit. Our result of operations and financial condition may be affected by the cost and supply of palm oil. Crude oil, palm oil, and other materials are currently our largest expenses. The price of palm oil is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions, the output and proximity of palm crush facilities, and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of raw materials is difficult to predict. Any event that tends to negatively affect the supply of palm oil could increase palm oil prices and potentially harm our business. If we are unable pass increases in these commodity prices on to our customers it may affect our ability to operate at profit. In addition, we may also have difficulty, from time to time, in sourcing raw materials on economical terms due to supply shortages. We do not anticipate any shortages arising because Colombia, our principal supplier of raw materials, currently is a net exporter of both oil and palm oil. However, if such a shortage occurs it could require us to suspend or limit operations until these raw materials become available at economical terms, which could have a material adverse effect on our business, results of operations and financial position.

There can be no assurances that we will be able to establish a steady supply of raw materials. We have established relationships with multiple supply vendors for each of our business operations. While we are currently in negotiations with each of them on an ongoing basis to purchase raw materials at competitive prices, there can be no assurance that we will be able to reach an agreement with them in the future. We are working on a fixed long-term contract to maintain a steady supply, but for now we feel it is better to negotiate material purchases on a short term basis. We have received limited assurances from Colombian government officials of assistance in maintaining a steady supply of materials. Additionally, we hope in the future to develop our own supply chain that we hope will eventually include owning our own farms, pressing plants, and oil wells. However, we cannot provide any guarantees that we will be able to establish a steady supply of materials.

Future concerns over deforestation and other environmental concerns may limit crop productions of palm trees and other feedstock. This may limit the production by future farms and as such, create reductions in available feedstock supplies. We feel these risks have been partly reduced by our choice to locate in a palm oil rich country, which has limited internal consumption. We intend to acquire rights to palm oil processors and potentially farms in the future to combat this risk. There can be no assurance that we will be able to acquire such rights or farms on economically favorable terms, or at all. As of the date of this Report, to the best of our knowledge there are currently no efforts to limit additional plantations in Colombia. We will continue to monitor this and look for additional suppliers. Additionally, we will continue to explore alternative feedstock to ensure a steady supply.

The price we pay for materials at our facilities could also increase if additional production facilities are built in the same general vicinity. We are unaware of any other facility that is being planned in the vicinity of our plant. There are also competing interest for the supply of palm oil and other feedstock to produce biodiesel fuel. These competing interests include cooking products and usages of these products in producing other products. Additionally biodiesel plants are being rapidly constructed and expanded which will result in continued increases in demands. However, export of these products will continue to increase and other plants may be developed.

Declines in the prices of our products may have a significant negative impact on our financial performance. Our revenues will be affected by the price at which we can sell our products. These prices can be volatile as a result of a number of factors, including the overall supply and demand, the price of fuel, level of government support and the availability and price of competing products. Fuel prices are difficult to forecast because the market reflects the global economy, which is subject to political upheaval, natural disasters and other myriad factors. Even rumors of political instability can affect the price of our products. Further, exchange rates play a key role in domestic and international fuel pricing. Any lowering of diesel prices will likely also lead to lower prices for biodiesel, which may decrease our sales and reduce revenues.

Management believes our location gives us a competitive advantage in that we have market opportunities not just in Colombia, but also throughout South America, Central America, and the United States. In the foreseeable future we believe we will be able to produce biodiesel and diesel products at a substantially lower cost than other foreign producers, giving us a slightly greater buffer then the rest of our competitors, even with the cost of transportation. Many of our competitors have land locked facilities with no port access leaving only the prospect of utilizing ground fleets to deliver their biodiesel fuels. Ultimately this limits their market within a few hundred-mile radius, making it difficult for them to seek out secondary markets in which they might be able to obtain higher prices.

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

Availability of charters and suitable ships for fuel transportation may become limited or costs may be increased by higher fuel, crew, and maintenance costs. We are marketing our products in Colombia and, if the economics are favorable, to other locations in North and South America. If we do sell our product outside of Colombia, we will need to arrange for transportation of our fuel. We expect that this transportation will be by cargo ships. There is a demand by competitors for charter ships and the costs of charters may become excessive in price if demand increases sharply. Additionally, higher prices for fueling, crewing, and maintaining charters may ultimately be passed on to us, thereby decreasing our potential to obtain profitability. We are exploring the possibility of developing our own fleet, thereby minimizing our need for charters. We hope to have the fleet sufficient in size to meet all of our own shipping needs. We currently do not have the available capital to undertake this objective and there can be no assurances that we will have the financial resources available to allow us to accomplish this objective in the future.

We face competition in our industry. Many of our competitors have greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to compete more aggressively than we can and sustain that competition over a longer period of time. Our resources may limit our ability to respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

New plant construction or decreases in demand for our fuel products may result in excess production capacity, which could have an impact upon our ability to operate profitably. Increased competition for inputs could increase our raw material costs, which means that we may be unable to acquire the inputs needed or be unable to acquire the inputs at a profitable price. If the excess capacity occurs, we may be unable to market our products at profitable prices.

In the future we may also face competition from alternative fuels sources, such as, fuel cells, alternative fuels, gasoline oxygenates, clean burning gaseous fuels, and changes to biodiesel production methods. Competition from the advancement of other alternative fuels may lessen the demand for our products and negatively impact our potential profitability.

Labor costs will always be a factor in all of our businesses. We have chosen to locate in depressed labor markets to keep these costs minimized. However, these markets may change over time, perhaps at a rapid pace, which can increase our costs substantially. An increase in cost will have a negative impact on our anticipated results of operation.

Most of our technology is acquired from external vendors who service other clients with identical technology. Our technology is similar or identical to most of the current refineries and biodiesel plants and as such has only limited uniqueness. We consider one of our threats to be information regarding our supply sources and customer base. We limit access to both our purchasing and selling sources to key employees in their respective department to ensure minimal exposure for this data. There can be no assurances that our efforts in this regard will be successful, which may lead to negative consequences.

Changes in regulations may be adopted in the future or violations of regulations could occur. If these events occur, we will experience an increase in our costs and reduction of our anticipated profitability. We are subject to environmental regulations and will need to follow an Environmental Handling Plan that must be strictly followed. Changes in environmental laws and regulations could require us to invest or spend additional resources in order to comply with future environmental regulations. Future regulation may also require additional expense related to items, such as, payroll, property maintenance, and environmental issues. Violations of these laws and regulations could result in liabilities that affect our financial condition and the expense of compliance alone could be significant enough to reduce profits.

Changes in the political environment could result in increased expenses, loss of control of price, or even the nationalization of our business. We are operating in volatile political areas with extensive government control. As governments continue to work to protect consumers and keep prices for fuel products in check they often engage in regulatory or market control practices. These controls could impact our ability to operate profitably. Additionally, the countries that we operate in could become unstable in the future. Changes in political environments causing changes to government control over its energy sector could happen in jurisdictions where we operate. Even small changes in government control could impact us through tax hikes, control over commodity prices, and inflationary controls.

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

There is a limited trading market for our securities and there can be no assurance that such a market will develop in the future. We were approved for listing our Common Stock for trading on the OTC Electronic Bulletin Board (the “OTCBB”) operated by the Financial Industry Regulatory Authority (“FINRA”), f/k/a the National Association of Securities Dealers, Inc., in February 2008. As of the date of this Report, trading in our Common Stock is limited. We are currently evaluating options for listing our Common Stock on exchanges in the U.S., Panama, and Japan. There is no assurance that a market will develop in the future or, if developed, that it will continue.

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

We have a lease agreement for office space with JASB of New York Corporation at 60 East 42nd Street, Lincoln Building, Suite 1225, New York, NY 10165. A year lease renewal was entered into which runs until May 31, 2012. The monthly base rent until April 30, 2010 is $3,592 and the monthly base rent from May 1, 2010, until May 31, 2012, is $3,735. We had a lease agreement with Tory Pines Resort Inc. for an apartment to be used by our employees. The apartment is located at 240 East 47th Street, Apt.10E, New York, NY 10017. In August of 2008, an annual renewal agreement was made for a monthly rent of $2,925 which was effective until August 31, 2009. The lease was not renewed, but we have continued to occupy this apartment on a month to month basis. This apartment is utilized by management who travel into New York.

All of the above lease agreements are with related parties.

We also lease an office at United Business Center, Tower 2, Office 1406, Bogota, Colombia. This space is currently being occupied by C.I. Odin Petroleum as a sales office. We pay a monthly lease payment of $3,372. The lease payment will be increased annually by a percentage equal to the Consumer Price Index, published by the National Administrateve Department of Statics for the calendar year immediately preceding the term of the contract plus two points. Additionally we are obligated to a management fee of $407 per month and we are responsible for all utilities. This lease expires December 1, 2011.

We also lease three offices at Bahia Centro Building, Career 1st. No. 22-58, Santa Marta, Colombia. We pay monthly lease payments of $789, $2,018, and $1,299. These leases expire on August 31, 2010, December 5, 2010, and December 10, 2010, respectively. We expect to maintain these locations or similar locations upon expiration of these leases.

We also lease four furnished apartments, including (i) an apartment for which we pay monthly rent of $1,482 plus costs; (ii) an apartment for which we pay a monthly rent of $630 plus costs; (iii) an apartment for which we pay a monthly rent of $431 plus costs/ and (iv) an apartment for which we pay a monthly rent of $1,400 plus costs. These leases expire on June 10, 2010, December 1, 2010, February 26, 2010, and January 31, 2010, respectively. These leases are used by managers at the facility and for our senior management as temporary housing. Renewal of these leases is determined on an as needed basis. The lease that matured February 26, 2010 was extended for an additional year term and the lease that ended January 31, 2010 was not renewed.

Rent expense for all leases for December 31, 2009 and 2008 was $112,487 and $142,872 respectively.

ITEM 3.	LEGAL PROCEEDINGS

To our knowledge, there are no material legal proceedings by or against us, either pending or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our shareholders during the three-month period ended December 31, 2009.

[The remainder of this page is intentionally left blank.]

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

Quarter Ended	High	Low
March 31, 2008	$8.30	$8.00
June 30, 2008	$6.50	$0.00
September 30, 2008	$6.50	$1.05
December 31, 2008	$4.25	$0.35

March 31, 2009	$5.50	$0.35
June 30, 2009	$5.35	$0.00
September 30, 2009	$5.35	$0.00
December 31, 2009	$5.85	$0.00

As of April 13, 2009, the closing bid price of our Common Stock was $5.35.

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

In order to increase our expose in the investment community, during 2008 we submitted applications to list our Common Stock for trading on NASDAQ and the American Stock Exchange. The OTC Electronic Bulletin Board is not considered a national exchange. As of the date of this Report NADAQ has advised us that in order to list our stock we will need to demonstrate that we can meet the listing requirements related to market value and bid price. We have agreed to take steps to address these areas of concern. We are taking steps to alleviate this issue by entering into investment banking agreements with licensed broker dealers who have expressed an interest in working with us to accomplish our aforesaid objectives and thereafter, submit a revised application for listing on NASDAQ. As of the date of this Report we have not entered into any definitive agreement with any investment banking group and there can be no assurances that such an agreement will be executed in the future. Failure to increase the trading volume in our common stock in the future may inhibit our ability to have our application for listing on NASDAQ or another national exchange approved in the future.

In November 2008 our management submitted a listing application to list our Common Stock for trading on the American Stock Exchange. Management withdrew the application in December 2008. We may resubmit this application if management believes it is in our best interest. See “PART I, ITEM 1A, RISK FACTORS.”

HOLDERS

We had 447 holders of record of our Common Stock as of April 14, 2010 not including those persons who hold their shares in “street name.”

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

We are currently a holding company that operates through four divisions, including:

•

Biodiesel Production – We completed the development of a biodiesel plant in the fourth calendar quarter of 2007. Our plant is located in Santa Marta, Magdaleno, Colombia. See “Part I, Item 1, Business - Biodiesel Plant” above.

•

Petroleum Diesel Production – In December 2007 we acquired an operational petroleum diesel plant from an affiliated entity. This plant is located adjacent to our biodiesel plant in Colombia. See “Part I, Item 1, Business - Petroleum Refinery” above.

•

Fuel Brokerage – In addition to production activities, we also engage in fuel brokerage activities. We purchase and re-sell oil and other fuel products in South America, Central America, the United States, and the Caribbean. See “Part I, Item 1, Business - “Fuel Resale” above.

•

Shipping Business – This division acquires or charters cargo ships. This division successfully completed 12 different shipments in 2007-08 but has not engaged in any activity since. We intend to restart these operations in the future. See “Part I, Item 1, Business -Shipping Business” above.

As of the date of this Report, our intention is to concentrate our efforts and resources into the operations of our biodiesel and petroleum refineries. If we are successful in this endeavor we will then address the development of the proposed businesses of Great Voyages. See “PART I, ITEM 1A, RISK FACTORS.”

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2009 and 2008

During our fiscal year ended December 31, 2009 our revenues increased by $44,789,387, from $19,395,820 during our fiscal year ended December 31, 2008, to $64,185,207 in our fiscal year ended December 31, 2009. This was primarily attributable to increased revenues from Odin Petroleum (fuel resale), which increased by $46,952,428, from $5,894,522 during our fiscal year ended December 31, 2008, to $52,846,950 in our fiscal year ended December 31, 2009. The increase was due to having 10 sales during the year ended December 31, 2009, versus only having two sales for the year ended December 31, 2008. In addition, our revenues from Odin Energy (biodiesel operations) increased by $2,722,567 from $4,099,464 during our fiscal year ended December 31, 2008, to $6,822,031 in our fiscal year ended December 31, 2009. This increase was the result of increased product sales of 23,292 (108% increase) barrels from 21,599 barrels in our fiscal year ended December 31, 2008, to 44,891 barrels during our fiscal year ended December 31, 2009. Due to market conditions, the average price we were able to sell our biodiesel decreased by approximately $20 per barrel from approximately $181 in 2008, to approximately $161 in 2009. Our revenues from Odin Petroil (refinery operations) decreased by $4,525,608, from $9,041,834 during our fiscal year ended December 31, 2008, to $4,516,226 for the fiscal year ended December 31, 2009. This decrease was primarily related to the decrease of an average price per barrel of diesel of approximately $27.56, from approximately $82.06 during 2008, to approximately $54.50 in 2009. This decrease was also attributable to a decline in sales of refined diesel products, which decreased by 34,695 barrels (33% decrease), from 104,908 barrels during our fiscal year ended December 31, 2008, to 70,213 barrels in our fiscal year ended December 31, 2009. We had a decrease in the volume of barrels sold primarily due to the termination of the Van Oil contract that we had during the 3rd and 4th quarter of 2008. Our revenues from oil trading commission decreased by $360,000 from 2008 to 2009 as a result of having no commissions during 2009. The contract we had related to this revenue stream expired in June 2008 and was not renewed.

Cost of goods sold was $59,702,198 during our fiscal year ended December 31, 2009, compared to $15,603,819 for the fiscal year ended December 31, 2008, an increase of $44,098,379. Our cost of goods sold for our fuel resale products increased by $44,604,807 from $5,599,796 in our fiscal year ended December 31, 2008, to $50,204,603 during our fiscal year ended December 31, 2009. These increases were primarily as a result of increased sales. Our cost of goods sold for our petroleum diesel decreased by $2,835,497, from $6,800,156 in our fiscal year ended December 31, 2008, to $3,964,659 during our fiscal year ended December 31, 2009, primarily as a result of decreased sales in this division. Our cost of goods sold for biodiesel increased by $2,329,069, from $3,203,867 in our fiscal year ended December 31, 2008, to $5,532,936 during our fiscal year ended December 31, 2009, due to increased sales.

Our gross profit was $4,483,009 (7% of sales) during our fiscal year ended December 31, 2009, compared to $3,792,001 (19.6% of sales) during our fiscal year ended December 31, 2008, an increase of $691,008. Our gross profit from petroleum diesel decreased by $1,690,111, from $2,241,678 (24.8% of sales) in our fiscal year ended December 31, 2008, to $551,567 (12.2%) during our fiscal year ended December 31, 2009, primarily as the result of having full production costs combined with a decrease in sales. Our gross profit from biodiesel increased by $393,498 from $895,597 (21.8% of sales) in our fiscal year ended December 31, 2008, to $1,289,095 (18.9% of sales) during our fiscal year ended December 31, 2009. Our gross profit from fuel resale increased by $2,347,621 from $294,726 (5% of sales) for the fiscal year ended December 31, 2008, to $2,642,347 (5% of sales) for the fiscal year ended December 31, 2009. Our gross profit from oil trading commissions decreased by $360,000 compared to our fiscal year-ended December 31, 2008. We did not generate any revenue from oil trading commissions during 2009. The contract we had related to oil re-sell expired in June 2008 and was not renewed. During the third quarter of 2009 Odin Petroil did not have any sales as its sales are primarily to shipping companies and as such sales are typically related to periods when ships are at port and during that time frame we did not make any sales to our normal vendors. During the three month period ended December 31, 2009 these sales resumed and Odin Petroil generated $1,607,219 in sales.

Our general and administrative expense increased by $2,639,664 from $4,128,118 during our fiscal year ended December 31, 2008, to $6,767,781 in our fiscal year ended December 31, 2009, primarily as a result of our expansion of our operations and the addition of additional refining capacity and the addition of staff and office related to the formation of Grupo Odin. Our general and administrative expense rose in several categories, including: (i) wage expense increased by $179,192 due to the expansion of our operations and the addition of staff in Grupo Odin; (ii) increases of $88,047 in legal, accounting and professional fees, which increased as a result of costs increased audit fees, compliance with Sarbanes Oxley, and consulting fees related to our listing efforts; (iii) supplies and other office costs increased by $413,893. These cost increases primarily consisted of expenses related to general office costs , which increased by approximately $347,490, the establishment of new offices and Grupo Odin startup costs of approximately $6,936, additional bank fees of $33,958 and other miscellaneous items of approximately $25,509; (iv) postage and shipping increased by $41,122 due to increased sales; (v) we incurred production related costs during a period of inactivity of our petroleum refinery of $2,073,361, which was approximately 14% in personnel costs, approximately 34% in outside services and utilities, and the balance in indirect overhead; (vi) we incurred $569,291 in research and development costs in order to improve the efficiency of our biodiesel refinery, that was undertaken in order to add the ability to refine alternative feedstocks, and our pursuant of patents related to biodiesel production; and (vii) advertising, marketing, and public relations increased by $243,268 as a result of increased marketing efforts and our utilization of agents receiving commissions. These increases in marketing were partially offset by a reduction in our investor relations program in the amount of $132,419. Our general and administrative expense also decreased in several categories due to changes in our operations, including (i) telephone and utilities decreased by $154,995 due to the utilization of Skype and reduced long distance calling costs; (ii) hotel, travel, and entertainment decreased $85,163 as a result a reduced need for travel now that our plants are operational; (iii) rents decreased by $20,550; (iv) depreciation decreased by $220,798 due to changes in translation rates and changes in asset life; and (iv) our compensation expense related to stock and options decreased by $500,000 due to the fact we did not issue stock for our investors relations campaign which we did incur during 2008. We expect that our general and administrative expense will continue to rise during 2010 as we increase sales and add additional refining capacity. A summary of our General and Administrative Expenses is as follows:

	Years Ended December 31st
	2009	2008

General and Administrative Expenses
Compensation Expense - Options	$298,000	$798,000
Depreciation	420,248	641,046
Legal and professional	571,029	482,982
Wage expense	717,997	538,805
Supplies and office expense	963,166	549,273
Telephone and utilities	73,944	228,939
Rents	122,322	142,872
Hotel, travel, and entertainment	85,964	171,127
Postage and Shipping	269,093	227,971
Advertising, marketing, and public relations	523,967	280,699
Research and Development	569,290	–
Production Related Costs	2,073,361	–
Miscellaneous	79,400	66,404
	$6,767,781	$4,128,118

Our other income and (expense) decreased by $542,870 from income of $33,903 during our fiscal year ended December 31, 2008, to an expense of $508,967 in our fiscal year ended December 31, 2009. This decrease is attributable to (i) an increase of $4,884 in interest income; (ii) an increase of $534,684 in interest expense as a result of carrying additional debt financing to continue to develop our operations; and (iii) a decrease in miscellaneous income of $13,070. Miscellaneous income for our fiscal year ended December 31, 2008 consisted of $37,700 in sales of residual fuel products, $23,894 in cafeteria income, and $2,010 in fees charged for the use of our labs. Miscellaneous income in our fiscal year ended December 31, 2009 consisted principally of shipping fees of $43,370 and $7,164 in various recouped fees.

As a result, we incurred a net loss of $2,793,739 during the fiscal year ended December 31, 2009 (approximately $0.11 per share), compared to a net loss of $360,939 during the fiscal year ended December 31, 2008 (approximately $0.01 per share). We continue to expand our sales and capacity and believe we will be able to generate profitability as a result of these efforts in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had $3,336,012 in cash.

Historically, we engaged in limited debt financing through affiliated companies. While there is no relevant written agreement, we have an ongoing ability to borrow funds on an as-needed basis. These loans were temporary and carried no interest or repayment terms. JASB, an affiliated company and one of our principal shareholders, and other entities owned and controlled by Mr. Saito, our CEO and President, made similar loans to us in the past.

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

The February 12, 2008 offering raised an aggregate of $5,727,000; $4,146,000 in 2007 from the sale of 2,250,000 shares and $1,581,000 in 2008 from the sale of 850,000 shares of common stock. Also, in the August 11, 2008 offering, we raised an aggregate of $2,311,350 through the sale of 510,000 shares. Total proceeds from the two placements conducted in 2008 were $3,892,350 from the sale of 1,360,000 shares.

In July 2008, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$257,929) each. Subsequently, these two subsidiaries have made routine draws and payments pursuant to the terms of this agreement. At December 31, 2009, our subsidiary companies had a balance of 505,478,559 pesos (US$247,271) each. These lines of credit mature between January 19, 2010 and March 22, 2010. We continue to make draws on these lines of credits which create new maturity dates. Interest currently accrues at the rates between 11.8459% to 15.4598% per annum.

During October 2008, our subsidiary, C.I. Odin Petroleum, entered into an agreement with Bancolombia to allow it to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days. The interest and terms vary based on current bank rates. As of December 31, 2009 this company had an aggregate debt related to this agreement of 3,308,175,172 pesos (US$1,618,296).

During September 2009, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco GNB Sudameris in the aggregate amounts of 1,000,000,000 pesos (US$515,857) each. At December 31, 2009, the balance on these loans was 1,038,168,186 (US$507,853) each. These loans matured on December 7, 2009 and were extended until June 9, 2010 and June 10, 2010, respectively. Interest currently accrues at 12.56% per annum.

During October 2009, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco Colpatria Red Multibanco Colpatria S.A. in the aggregate amounts of 250,000,000 pesos (US$134,583) each. At December 31, 2009, the balance on these loans was 252,969,444 (US$123,749) each. These loans matured on February 15, 2010 and were paid off. Interest accrued on these obligations at the rate of 12.55% per annum.

During November 2009, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Davivienda in the aggregate amounts of 850,000,000 pesos (US$424,951) each. These obligations provided for quarterly payments of principal and interest of 226,884,845 pesos (approximately $US113,429) for each loan. At December 31, 2009, the balance on these loans was 858,076,889 (US$419,756) each. These loans mature on November 19, 2010. Interest currently accrues at 10.69% per annum.

During December 2009 our subsidiary company, Odin Petroil, obtained a factoring arrangement with Bancolex in the aggregate amount of 187,068,091 pesos (US$91,510) for the purchase of 1,320 barrels of crude. This factoring agreement matured on February 16, 2010 and was paid in full at maturity. Interest on the factoring arrangement was 6,547,383 pesos (US$3,171).

During the 4th quarter of 2009 our subsidiary, Grupo Odin, commenced a private placement of convertible preferred stock. During this period Grupo Odin raised an aggregate of 558,500,000 pesos (approx. US$273,208).  Grupo Odin issued 558,500 shares of its convertible preferred stock, which represents approximately 0.3% of the company. This offering is continuing as of the date of this Report. Our principal shareholder, JASB of NY, Inc. and another affiliated entity, C.I. JASB Colombia, Ltda. also exchanged loans equal to 1,640,000,000 pesos (approximately $US865,755) into 8,200,000 shares, representing approximately 4.5% of Grupo Odin’s issued and outstanding stock. We own approximately 95.2% of Grupo Odin.

On December 18, 2009, we received a loan in the principal amount of $1,000,000, with interest accruing at the rate of 9.6%. The loan is not secured and is payable December 18, 2010.

We believe that we have sufficient funds available from these fund raising efforts, as well as from our recently commenced operations, to allow us to be able to continue to develop our business plan over the next 12 months and in the foreseeable future. Our objective in 2010 is to increase production of both our petroleum refinery and biodiesel plant by approximately 10-20%. If we are successful in increasing production accordingly and are able to increase sales to absorb this increased production, we believe that we will generate a profit from operations during our fiscal year ended December 31, 2010. We expect to raise additional equity in the future in order to provide the financing for the expansion of our current refineries and to increase marketing efforts.. There are no assurances that we will be successful in these efforts. Failure to raise additional capital may have a negative impact on our results of operation.

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

Leases – We follow the guidance in ASC 840-10, Leases, as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

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

Foreign currency translation – Our functional currency is United States dollars and the functional currency of our subsidiaries is currently Colombia pesos. The operations of our subsidiaries are translated into U.S. dollars in accordance with ASC 830-10, Foreign Currency Translation as follows:

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

Stock-based compensation – The Company records compensation expense for the fair value of stock options that are granted. Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options is estimated using the Black-Scholes option pricing model.

Recent accounting pronouncements – In June 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for US GAAP. The Codification replaces all previous US GAAP accounting standards as described in ASC 105 (SFAS 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). While not intended to change US GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced by companies in their financial statements and accounting policies. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our financial statements.

In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued. The guidance was amended in February, 2010. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the updated guidance in 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Various standard setting bodies have issued accounting pronouncements that have not yet been adopted by the Company. A brief discussion of the pronouncement is presented in the following paragraphs. The Company is currently evaluating the potential future impact on its financial statements from the implementation of these new standards.

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2009.

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

Not applicable.

[The remainder of this page is intentionally left blank.]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMIWORLD, INC.

_________________________________________

TABLE OF CONTENTS

Page No.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-2
Consolidated Statement of Operations	F-3
Consolidated Statement of Cash Flows	F-4
Consolidated Statement of Stockholders’ Equity	F-5
Footnotes to the Consolidated Financial Statements	F-6-F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Amiworld, Inc.

We have audited the accompanying consolidated balance sheets of Amiworld, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amiworld, Inc. as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado

April 14, 2010

AMIWORLD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash	$3,336,012	$5,046,725
Accounts Receivable, net	5,803,869	468,999
Prepaid expenses and advance payments	3,894,223	3,301,051
Due from affiliates, net	1,305,308	—
Inventory	1,014,807	2,558,836
Total current assets	15,354,219	11,375,611
Fixed Assets
Land	519,862	471,961
Buildings	16,571,505	15,156,200
Construction in progress	5,687,478	4,910,814
Machinery and vehicles	314,808	279,072
Equipment and furniture	748,936	654,292
Less: accumulated depreciation	(889,225)	(452,817)
	22,953,364	21,019,522
Other Assets
Deposits	1,119,283	5,450

TOTAL ASSETS	$39,426,866	$32,400,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$8,481,676	$1,954,026
Advance deposits	—	1,801,149
Taxes payable	—	140,717
Notes payable - bank	4,307,064	1,966,720
Notes payable - other	1,000,000	—
Due to affiliates, net	—	1,481,482
Total current liabilities	13,788,740	7,344,094
Equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; No shares issued and outstanding	—	—
Common shares: $0.001 par value; 175,000,000 shares authorized; 23,218,110 shares issued and outstanding	23,218	23,218
Additional paid in capital	30,915,067	30,915,067
Deferred compensation expense - stock and options	(894,000)	(1,192,000)
Accumulated other comprehensive income	(933,423)	(2,219,920)
Accumulated deficit	(5,691,153)	(2,960,454)
	23,419,709	24,565,911
Non-controlling Interest	2,218,417	490,578

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$39,426,866	$32,400,583

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (INCOME/LOSS)

	Years Ended December 31,
	2009	2008
Revenue
Odin Petroil (Petroleum Diesel)	$4,516,226	$9,041,834
Odin Energy (Biodiesel)	6,822,031	4,099,464
Odin Petroleum (Fuel Resale)	52,846,950	5,894,522
Oil trading commissions	—	360,000
	64,185,207	19,395,820
Cost of Goods Sold
Odin Petroil (Petroleum Diesel)	3,964,659	6,800,156
Odin Energy (Biodiesel)	5,532,936	3,203,867
Odin Petroleum (Fuel Resale)	50,204,603	5,599,796
	59,702,198	15,603,819

Gross Profit	4,483,009	3,792,001

General and Administrative Expenses
Operational and overhead costs	6,347,533	3,487,072
Depreciation	420,248	641,046
	6,767,781	4,128,118
(Loss) from Operations

Other Income and (Expense)
Interest income	6,888	2,004
Interest expense	(566,389)	(31,705)
Miscellaneous income	50,534	63,604
	(508,967)	33,903

(Loss) before provision for income tax	(2,793,739)	(302,214)

Provision for income tax	—	—

Net (loss)	(2,793,739)	(302,214)

Less: Net (income) loss attributable to the non-controlling interest	63,040	(58,725)

Net (loss) attributable to Amiworld, Inc. common shareholders	(2,730,699)	(360,939)

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	1,286,497	(2,255,874)

Comprehensive (loss)	$(1,444,202)	$(2,616,813 (2,616,813)

Weighted average (loss) per share (Basic and fully diluted)	$(0.12)	$(0.02)

Weighted average number of common shares outstanding	23,218,110	22,317,424

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
CASH PROVIDED BY (USED FOR):
Operating Activities
Net (loss)	$(2,793,739)	$(302,214)
Items not involving an outlay of funds:
Depreciation and amortization	420,248	641,046
Compensation expense - options and stocks	298,000	798,000
Change in non-cash operating balances
Accounts receivable, net	(5,317,576)	(164,306)
Prepaid expenses and advance payments	(681,730)	(2,001,991)
Inventory	1,706,111	(1,875,345)
Deposits	(538,455)	—
Accounts payable and accrued expense	6,268,665	890,548
Advance deposits	(1,801,149)	1,801,149
Taxes payable	(211,195)	—
Net cash (used in) operating activities	(2,650,820)	(213,113)
Investing Activities
Purchase of fixed assets	(1,545,910)	(5,493,757)
Net cash (used in) investing activities	(1,545,910)	(5,493,757)
Financing Activities
Contributions by minority ownership	1,664,798	—
Proceeds from notes payable - other	1,000,000	—
Proceeds from borrowing	8,285,398	1,966,720
(Repayments) from borrowing	(5,784,643)	—
Proceeds from borrowing from affiliated companies	5,002,853	5,093,942
(Repayments) from borrowings from affiliated companies	(7,748,019)	(3,612,460)
Issuance of common stock	—	3,892,350
Net cash provided by financing activities	2,420,387	7,340,552
Effect of exchange rate changes on cash	65,630	(1,226,740)

Increase (decrease) in cash	(1,710,713)	406,942
Cash, beginning of year	5,046,725	4,639,783
Cash, end of the year	$3,336,012	$5,046,725

Schedule of Non-Cash Investing and Financing Activities
Stock issued with a fair value of $4,000,000 in exchange for the expansion of the Company’s petroleum refinery	$—	$4,000,000
Supplemental Disclosure
Cash paid for interest	$513,451	$31,705
Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements

F-4.

AMIWORLD, INC.

CONSOLIDATED STA TEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Paid in Capital	Accum. Deficit	Deferred Compensation Expense-Stock and Options	Accum. Other Comprehensive Income/(Loss)	Stockholders’ Equity

Balance at December 31, 2007	20,958,110	20,958	21,034,977	(2,599,515)	—	35,954	18,492,374

Cash Proceeds from issuance of stock	1,360,000	1,360	3,890,990	—	—	—	3,892,350

Deferred Compensation Expense - options	—	—	1,490,000	—	(1,490,000)	—	—

Common stock issued for services	100,000	100	499,900	—	(500,000)	—	—

Deferred compensation expense	—	—	—	—	798,000	—	798,000

Stock issued for FISS expansion contract	800,000	800	3,999,200	—	—	—	4,000,000

Foreign currency translation (loss)	—	—	—	—	—	(2,255,874)	(2,255,874)

Net (loss) attributable to Amiworld, Inc. common shareholders	—	—	—	(360,939)	—	—	(360,939)

Balance at December 31, 2008	23,218,110	$23,218	$30,915,067	$(2,960,454)	$(1,192,000)	$(2,219,920)	$24,565,911

Deferred compensation expense	—	—	—	—	298,000	—	298,000

Foreign currency translation gain	—	—	—	—	—	1,286,497	1,286,497

Net (loss) attributable to Amiworld, Inc. common shareholders	—	—	—	(2,730,699)	—	—	(2,730,699)

Balance at December 31, 2009	23,218,110	$23,218	$30,915,067	$(5,691,153)	$(894,000)	$(933,423)	$23,419,709

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

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

The Company in March 2007 also acquired a subsidiary, Odin Energy Santa Marta Corporation S.A. (Odin Energy), in a transaction accounted for as a common control acquisition. The results of operations of Amiworld, Inc.-New York have been consolidated with those of Amiworld, Inc.-Nevada from its inception November 17, 2006 forward and with those of Odin Energy from its inception September 11, 2006 forward. In addition, the Company consolidated the activities of its subsidiary, Odin Petroleum, Inc.

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

Odin Petroil S.A. (Odin Petroil) was incorporated in Colombia on March 6, 2007. On December 10, 2007, in an acquisition classified as a transaction between parties under common control, Amiworld, Inc. acquired 94.5% of the outstanding shares of Odin Petroil (7,814,772 shares of Amiworld, Inc. were issued for 7,843,500 shares of Odin Petroil), making Odin Petroil a majority owned subsidiary of Amiworld, Inc.

On July 23, 2009 Grupo Odin, S.A. was incorporated in Colombia. On September 7, 2009 Amiworld invested 8,898,000 pesos ($953) in exchange for 9,490 shares (94.96%) of the outstanding shares of Grupo Odin S.A. making Grupo Odin S.A. a majority owned subsidiary of Amiworld. The results of operations of Amiworld, Inc. and Grupo Odin S.A. have been consolidated from Grupo Odin, S.A.’s inception July 23, 2009 forward. During the 4th quarter of 2009 Grupo Odin, S.A. acquired Amiworld’s interest in all of our Colombian subsidiaries in exchange for a controlling interest in Grupo Odin, S.A. This company is intended to act as a holding company for our Colombian subsidiaries.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(1)	Nature of Organization (continued)

On September 30, 2008 Odin Petroil, ZF Ltda. U (Odin ZF), a company which is owned by Mamoru Saito, our CEO entered into a lease with a purchase option for another refinery in Colombia. At the same time Odin Petroil and Odin ZF entered into an agreement to finance this refinery with an option to assume this lease and purchase option. Odin Petroil suspended this agreement during March 2009 due to complexities involved in the lease/purchase arrangement being done by Odin ZF. Should circumstances change, Odin Petroil continues to have an option to resume the lease and subsequently acquire this refinery at its option. Odin Petroil has continued to operate the facility in a management capacity and during 2009 terms were established, whereby we received a management fee of 300,000,000 pesos monthly (US$145,300). During 2009 Odin Petroil billed fees totalling 3,600,000,000 pesos (US$1,743,654). The contract is on a month to month basis and is cancellable by either party upon 30 days written notice. During our fiscal year-ended December 31, 2009, the cost of operation of this facility was approximately $900,000. The results of Odin ZF have been consolidated with Amiworld for the year ended December 31, 2009.

(2)	Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amiworld, Inc. and its majority owned subsidiaries Grupo Odin S.A., Odin ZF and Odin Petroleum, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary is the enterprise that absorbs a majority of expected losses or receives a majority of residual returns (if the losses or returns occur), or both. Generally, if we are the primary beneficiary of a VIE, then we initially record the assets, liabilities and noncontrolling interests of the VIE in our consolidated financial statements at fair value.

(b)	Long-Lived Assets

The Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impariment. If impairment testing indicates a lack of recoverability, an impariment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company has determined that no impairment existed at December 31, 2009 or 2008.

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

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(2)	Summary of Significant Accounting Policies (continued)

(d)	Accounts Receivable

The Company extends credit to its customers based upon a written credit policy. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no reserve at December 31, 2009 and 2008.

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

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company has approximately $2,144,306 and $4,210,759 on deposit at a single financial institution as of December 31, 2009 and December 2008, respectively.

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

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(2)	Summary of Significant Accounting Policies (continued)

(j)	Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, notes payable and due to affiliates. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

(k)	Construction in Progress

The Company capitalizes costs associated with the construction of its bio-diesel plant and petroleum refinery.

(l)	Foreign Currency Translation

The currency of the Company’s foreign subsidiaries is the Colombian Peso.

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

The Company calculates net income (loss) per share as required by Accounting Standards Codification topic 260 (ASC 260), "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs loses common stock equivalents (consisting of stock options at December 31, 2009 and 2008), if any, are not considered, as their effect would be anti dilutive.

(n)	Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) under ASC topic 220, “Comprehensive Income.” ASC 220 establishes standards for reporting and display of comprehensive income and its components. The foreign currency translation gain (loss) resulting from the translation of the consolidated financial statements of Grupo Odin, S.A. and Odin ZF, expressed in Colombian pesos, to United States dollars are reported as other comprehensive income (loss) in the Statements of Operations and as accumulated other comprehensive income (loss) in Stockholders’ Equity.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(2)	Summary of Significant Accounting Policies (continued)

(o)	Segment Information

The Company follows ASC topic 280, “Segment Reporting.” Certain information is disclosed, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

(p)	Income Taxes

The Company accounts for income taxes using the asset and liability approach in accordance with ASC 740, “Income Taxes.” The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes consists of an amount for the taxes currently payable and a provision for the tax consequences deferred to future periods.

(q)	Products and Services, Geographic Areas and Major Customers

The Company derives revenue from sales of petroleum and palm oil based products, although it does not currently separate the sales of various products into operating segments. The Company's sales are external and international. In 2009, one customer accounted for approximately 81.6% of sales. In 2008, three customers accounted for approximately 61% of sales.

As of December 31, 2009 and 2008, contracts receivable from one customer and three customers accounted for approximately 95.4% and 99.5%, respectively of accounts receivable.

(r)	Advance Deposits

Advance deposits consist of prepayments and deposits on contracts and are classified as a liability until products are shipped. There were no advance deposits at December 31, 2009. Advance deposits aggregated $1,801,149 at December 31, 2008.

(s)	Stock-based Compensation

The Company records compensation expense for the fair value of stock options that are granted. Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options is estimated using the Black-Scholes option pricing model.

(t)	Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. There was no effect on previously reported net loss and per share amounts.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(2)	Summary of Significant Accounting Policies (continued)

(u)	Recent Pronouncements

In June 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for US GAAP. The Codification replaces all previous US GAAP accounting standards as described in ASC 105 (SFAS 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). While not intended to change US GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced by companies in their financial statements and accounting policies. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our financial statements.

In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued. The guidance was amended in February, 2010. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the updated guidance in 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Various standard setting bodies have issued accounting pronouncements that have not yet been adopted by the Company. A brief discussion of the pronouncement is presented in the following paragraphs. The Company is currently evaluating the potential future impact on its financial statements from the implementation of these new standards.

Accounting Standards Update (ASU) 2010-06 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU will be effective for the first quarter of 2010.

(v)	Long lived assets

The Company evaluates its long-lived assets for impairment. If impairment indicators exist, the Company performs additional analysis to quantify the amount by which capitalized costs exceed recoverable value. The periodic evaluation of capitalized costs is based upon expected future cash flows, including estimated salvage values. As of December 31, 2009, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values, or alternative future uses.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(3) Related Party Transactions

From time to time both we, have borrowed, loaned, and conducted business with our affiliated entities. Following is a table of balances owed by us, or to us, as of December 31, 2009 and 2008:

	12/31/2009	12/31/2008
Receivable/(Payable) – JASB of New York Corporation	$ 297,810	$(1,481,482)
Receivable – C.I. JASB Colombia	1,859,182	-0-
(Payable) – Odin Energy Japan	(890,967)	-0-
Receivable – Musso’s Captain Table, Inc.	17,000	-0-
Receivable – EBOA, Ltd.	20,000	-0-
Receivable – Z International, CA	1,647	-0-
Receivable – Great Voyages, Ltd.	636	-0-
	$1,305,308	$(1,481,482)

These balances carry no stated interest or repayment terms.

On February 1, 2007, the Company entered into a contract with JASB Corporation to act as its agent for oil trades. Under the terms of this contract, the Company received total revenues of $360,000 during 2008. On March 24, 2009 the Company entered into a contract with JASB Corporation to allow Amiworld to utilize JASB Corporation’s office staff, office space, and office equipment, among other things for the purpose of aiding Odin Petroleum’s efforts to sale our products. We paid JASB fees of approximately $73,398 during 2009.

On September 30, 2008 Odin ZF, a company which is owned by Mamoru Saito, our CEO entered into a lease with a purchase option for another refinery in Colombia. At the same time Odin Petroil and Odin ZF entered into an agreement to finance this refinery with an option to assume this lease and purchase option. Odin Petroil suspended this agreement during March 2009 due to complexities involved in the lease/purchase arrangement being done by Odin ZF. Should circumstances change, Odin Petroil continues to have an option to resume the lease and subsequently acquire this refinery at its option. Odin Petroil has continued to operate the facility in a management capacity and during 2009 terms were established, whereby we received a management fee of 300,000,000 pesos monthly (US$145,300). During 2009 Odin Petroil billed fees totalling 3,600,000,000 pesos (US$1,743,654). The contract is on a month to month basis and is cancellable by either party upon 30 days written notice. During our fiscal year-ended December 31, 2009, the cost of operation of this facility was approximately $900,000. The results of Odin ZF have been consolidated with Amiworld for the year ended December 31, 2009.

(4)	Prepaid Expenses and Advance Payments

Prepaid expenses consist of the following at December 31,

	2009	2008
Inventory advances	$1,317,487	$1,777,093
Construction advances	846,856	815,457
Value added taxes	378,841	613,619
Deferred expenses	1,132,538	-0-
Services and other	218,501	94,882
	$3,894,223	$3,301,051

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(5)	Fixed Assets

Fixed assets consist of the following at December 31,

	2009	2008
Land	$519,862	$471,961
Buildings	16,571,505	15,156,200
Construction in Progress	5,687,478	4,910,814
Machinery & Vehicles	314,808	279,072
Equipment and Furniture	748,936	654,292
Less: Accumulated Depreciation	(889,225)	(452,817)
	$22,953,364	$21,019,522

(6)	Deposits

Deposits consist of the following at December 31,

	2009	2008
Lease Deposits	$6,624	$5,450
Odin ZF Lease	1,112,659	– 0 –
	$1,119,283	$5,450

(7)	Income taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under ASC 740, deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2009 and 2008, the Company had net operating loss carryforwards of approximately $4,875,000 and $2,100,000, respectively, which will expire in 2028. The deferred tax asset of approximately $1,625,000 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2008 was approximately $(925,000) and $(150,000), respectively.

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

Federal statutory rate	34%
Net operating loss	(34)%
-0-%

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(8)	Share capital

The Company’s authorized share capital is comprised of 175,000,000 voting common shares with a par value of $0.001 and 25,000,000 non-voting preferred shares with a par value of $0.001. No rights or preferences on the preferred stock have been established by the Board of Directors of Amiworld, Inc.

During 2008, the Company issued 1,360,000 shares of common stock for cash aggregating $3,892,350 pursuant to a private placement.

During 2008, the Company issued 100,000 shares of common stock with a fair value of $500,000 for services.

During 2008, the Company issued 800,000 shares common stock in exchangefor the expansion of the Company’s petroleum refinery. These shares were valued at $4,000,000.

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

Expected Stock Price Volatility: Effective January 1, 2006, we evaluated the assumptions used to estimate volatility and determined that, under SAB 107, we should use a blended average of our volatility and the volatility of certain peer companies. We believe that the use of this blended average peer volatility is more reflective of market conditions and a better indicator of our expected volatility due to the limited trading history available for our Company since its last change of control, prior to which we operated under a different business model.

Dividend Yield: Because we have never paid a dividend and do not expect to begin doing so in the foreseeable future, we have assumed a 0% dividend yield in valuing our stock-based awards.

The fair value of stock option awards granted during the year ended December 31, 2008 was estimated as of the grant date using the following weighted average assumptions:

Expected term 5 years, risk-free interest rate 2.75%, expected volatility .01%, and dividend yield 0%. Based on these assumptions, the fair value per share at the grant date was $1.00.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(8)	Share capital (continued)

The status of our stock options awards is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	-	-
Granted	1,490,000	$1.00
Exercised	-	-
Cancelled	-	-
Outstanding December 31, 2008	1,490,000	$1.00

Granted	-	-
Exercised	-	-
Cancelled	(78,500)	-
Outstanding December 31, 2009	1,411,500	$1.00

The following table summarizes information about our options outstanding at December 31, 2009:

Outstanding and exercisable:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00	1,411,500	3 ½	$1.00

As of December 31, 2009, the aggregate intrinsic value of all stock options outstanding and exercisable was approximately $6,775,200.

The Company has received investments in our subsidiaries which constitute a non-controlling interest in our company. The non-controlling interest in our subsidiaries are detailed in the following table:

	Odin Petroleum	Odin Energy	Odin Petroil	Grupo Odin	Odin ZF	Total
December 31, 2007	$18,230	$60,465	$353,159	$ -0-	$ -0-	$431,854
Earnings/(Loss)	34,250	(10,219)	34.693	-0-	-0-	58,725
December 31, 2008	52,480	50,246	387,852	-0-	-0-	490,578
Contributions	-0-	689,699	375,416	555,113	44,571	1,664,799
Exchange with Grupo Odin	-0-	(504,130)	(375,416)	879,546	-0-	-0-
Earnings/(Loss)	62,744	(41,248)	48,330	37,785	(44,571)	63,040
December 31, 2009	115,224	194,567	436,182	1,472,444	-0-	2,218,417

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(9)	Contingencies and Commitments

Leases

The Company has a sub-lease agreement for office space with JASB of New York Corporation at 60 East 42nd Street, Lincoln Building, Suite 1225, New York, NY 10165. Minimum annual lease payments are $43,100 through April 30, 2010 and $44,824 through May 31, 2012.

The Company had a lease agreement with Tory Pines Resort Inc. for an apartment to be used by the Company’s employees. The apartment is located at 240 East 47th Street, Apt.10E, New York, NY 10017. In August of 2008, an annual renewal agreement was made for a monthly rent of $2,925 which was effective until August 31, 2009. The lease was not renewed, but the Company continues to lease the apartment on a month to month basis.

All of the above lease agreements are with related parties.

We also lease an office at United Business Center, Tower 2, Office 1406, Bogota, Colombia,. This space is currently being occupied by C.I. Odin Petroleum as a sales office. We pay a monthly lease payment of $3,372. The lease payment will be increased annually by a percentage equal to the Consumer Price Index, published by the National Administrateve Department of Statics for the calendar year immediately preceding the term of the contract plus two points. Additionally we are obligated to a management fee of $407 per month and we are responsible for all utilities. This lease expires December 1, 2011.

We also lease three offices at Bahia Centro Building, Career 1st. No. 22-58, Santa Marta, Colombia. We pay a monthly lease payments of $789, $2,018, and $1,299. These leases expire on August 31, 2010, December 5, 2010, and December 10, 2010, respectively.

We also lease four furnished apartments, including (i) an apartment for which we pay monthly rent of $1,482 plus costs; (ii) an apartment for which we pay a monthly rent of $630 plus costs; (iii) an apartment for which we pay a monthly rent of $431 plus costs; and (iv) an apartment for which we pay a monthly rent of $1,400 plus costs. These leases expire on June 10, 2010, December 1, 2010, February 26, 2010, and January 31, 2010, respectively. These leases are used by managers at the facility and for our senior management as temporary housing. Renewal of these leases is determined on an as needed basis. The lease maturing February 26, 2010 was renewed automatically and the lease ending January 31, 2010 was not renewed.

Rent expense for all leases for December 31, 2009 and 2008, was $112,487 and $142,872 respectively.

Future lease payments for all leases are as follows:

2010	$ 130,958
2011	83,736
2012	18,677
TOTAL	$ 233,371

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(9)	Contingencies and Commitments (continued)

Commitments

Effective June 19, 2008 our subsidiary company, Odin Petroil S.A. (“Odin”), entered into an agreement with FISS – Project Development Ltd., Colombia, South America (“FISS”), wherein FISS agreed to upgrade our existing oil distillation tower and to construct an additional oil distillation tower at our oil refinery in Santa Marta, Colombia. The total price payable for this tower was estimated at $8.67 million (US), which was to be payable through the issuance of 800,000 shares of our Common Stock plus cash payments of $4.67 million. The first phase of this project was completed during the 3rd quarter of 2008 when our existing tower was upgraded to increase our capacity from 30,000 to 45,000 barrels per month. The second phase of the project was to add a second tower and additional tanks to increase our production by an additional 55,000 barrels per month. We delayed this expansion and have now modified this plan to allow for a production increase of 175,000 barrels per month. The expansion will include the construction of a new atmospheric distillation tower with its related accessories, including a Cummins Diesel Plant, boiler, pumps, and all related electrical and piping. FISS will also construct three storage tanks, each capable of storing 28,500 barrels of oil, and one storage tank capable of storing 28,500 barrels of diesel fuel. We are negotiating wth FISS the final details of this plan and related costs, but we tentatively believe the construction will cost approximately $22 million. To date we have completed the foundations for the tanks and we are working on acquiring material to construct the tanks. We are presently in a private equity raise of capital in Colombia and we are in the process of securing additional bank financing for this project. We anticipate the project will be complete within 9 months after obtaining the financing.

On September 30, 2008 Odin ZF, a company which is owned by Mamoru Saito, our CEO entered into a lease with a purchase option for another refinery in Colombia. At the same time Odin Petroil and Odin ZF entered into an agreement to finance this refinery with an option to assume this lease and purchase option. Odin Petroil suspended this agreement during March 2009 due to complexities involved in the lease/purchase arrangement being done by Odin ZF. Should circumstances change, Odin Petroil continues to have an option to resume the lease and subsequently acquire this refinery at its option. Odin Petroil has continued to operate the facility in a management capacity and during 2009 terms were established, whereby we received a management fee of 300,000,000 pesos monthly (US$145,300). During 2009 Odin Petroil billed fees totalling 3,600,000,000 pesos (US$1,743,654). The contract is on a month to month basis and is cancellable by either party upon 30 days written notice. During our fiscal year-ended December 31, 2009, the cost of operation of this facility was approximately $900,000. The results of Odin ZF have been consolidated with Amiworld for the year ended December 31, 2009.

(10)  Notes Payable

In July 2008, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$257,929) each. Subsequently, these two subsidiaries have made routine draws and payments pursuant to the terms of this agreement. At December 31, 2009, our subsidiary companies had a balance of 505,478,559 pesos (US$247,271) each. At December 31, 2008, Odin Energy had a balance of $458,332,665 pesos (US$203,548) and Odin Petroil had a balance of $462,624,484 (US$205,455). These lines of credit mature between January 19, 2010 and March 22, 2010. We continue to make draws on these lines of credits which create new maturity dates. Interest currently accrues at the rates between 11.8459% to 15.4598% per annum.

AMIWORLD, INC.

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

(10)  Notes Payable (continued)

During October 2008, our subsidiary, C.I. Odin Petroleum, entered into an agreement with Bancolombia to allow it to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days. The interest and terms vary based on current bank rates. The company had an aggregate debt related to this agreement 3,308,175,172 pesos (US$1,618,296) and 3,507,525,648 pesos (US$1,557,717) as of December 31, 2009 and December 31, 2008, respectively.

During September 2009, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco GNB Sudameris in the aggregate amounts of 1,000,000,000 pesos (US$515,857) each. At December 31, 2009, the balance on these loans was 1,038,168,186 (US$507,853) each. These loans matured on December 7, 2009 and were extended until June 9, 2010 and June 10, 2010, respectively. Interest currently accrues at 12.56% per annum.

During October 2009, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco Colpatria Red Multibanco Colpatria S.A. in the aggregate amounts of 250,000,000 pesos (US$134,583) each. At December 31, 2009, the balance on these loans was 252,969,444 (US$123,749) each. These loans matured on February 15, 2010 and were paid off Interest accrued on these obligations at the rate of 12.55% per annum.

During November 2009, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Davivienda in the aggregate amounts of 850,000,000 pesos (US$424,951) each. These obligations provided for quarterly payments of principal and interest of 226,884,845 pesos (approximately $US113,429) for each loan. At December 31, 2009, the balance on these loans was 858,076,889 (US$419,756) each. These loans mature on November 19, 2010. Interest currently accrues at 10.69% per annum.

During December 2009 our subsidiary company, Odin Petroil, obtained a factoring arrangement with Bancolex in the aggregate amount of 187,068,091 pesos (US$91,510) for the purchase of 1,320 barrels of crude. This factoring agreement matured on February 16, 2010 and was paid in full at maturity. Interest on the factoring arrangement was 6,547,383 pesos (US$3,171).

On December 18, 2009, we received a loan in the principal amount of $1,000,000, with interest accruing at the rate of 9.6%. The loan is not secured and is payable December 18, 2010.

(11)	Subsequent Events

The Company has evaluated events and transactions that occurred between December 31, 2009 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009, at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out during the period December 27-29, 2009, management believes that, as of December 31, 2009, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

None.

[The remainder of this page is intentionally left blank.]

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position

Mamoru Saito	63	Chairman of the Board, Chief Executive Officer, Secretary

Takahito Sakagami	51	President, Director

David Garin	41	Chief Financial Officer, Treasurer, Director

Yuji Adachi	57	Director

Fermin Veitia	44	Director

Luis Martinez	58	Director

Each of our directors serve as director until our next Annual Meeting of Stockholders to be held in 2010 and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

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

David Garin was appointed as our Chief Financial Officer, Treasurer and a director in January 2010. Since March 2007 Mr. Garin has been employed by us as our Vice President of Finance. Mr. Garin’s principal responsibility has been the oversight of our accounting and financial functions. Mr. Garin has been employed as a member of Mr. Saito’s group of companies since November 1994. Mr. Garin graduated from Western State College with a B.A. in Accounting and Business Administration in 1990 and the University of Denver with a Master of Accountancy in 1992. Mr. Garin holds an active CPA license in the State of Colorado and a Series 6 and Series 63 SEC license and currently has memberships in the Colorado Society of CPA’s and the American Institute of CPA’s. He devotes substantially all of his business time to our affairs.

Fermin Veitiawas appointed as a director of our Company in January 2010. Since June 2006 Mr. Veitia has been employed by Amiworld, Inc. as general manager of our biodiesel plant and petroleum refinery. Prior, from March 2002 through June 2006, Mr. Veitia owned and managed Oersveca, a Venezuela corporation devoted to construction, electrical engineering, and mechanics. Mr. Veitia earned a mechanical engineering degree from Lisandro Alvarado Politechnical University in 1989. He devotes substantially all of his time to our affairs.

Luis Martinez was appointed as a director of our Company in January 2010. Mr. Martinez commenced his employment with Amiworld, Inc. in December 2006 as an accountant. Since that time he has served in a variety of positions with us, including purchasing manager, assistant general manager and plant supervisor. He currently serves in the position of head of corporate planning and resource management, a position he assumed in August 2009. Prior, from October 2000 through November 2006, Mr. Martinez served as project control officer for Sierra Nevada de Santa Marta Foundation, a company engaged in environmental projects. During his career he has served in a variety of capacities in the energy sector. Mr. Martinez earned his degree in accounting specializing in project development and information systems from University of Atlantico in 1982. Mr. Martinez holds an active CPA license in Colombia. He devotes substantially all of his business time to our affairs.

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

April 13, 2010

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

COMPENSATION DISCUSSION AND ANALYSIS

We have a Compensation Committee comprised of two directors, including Messrs. Mamoru Saito (Chairman) and Yuji Adachi. Mr. Adachi is an independent director. Under our Compensation Committee charter, our Compensation Committee determines and approves all elements of executive officer compensation. To date, none of our executive officers have received any compensation and it is not expected that this will change in the foreseeable future.

The Compensation Committee’s primary objectives in determining executive officer compensation are:

•	developing an overall compensation package that is at market levels and thus fosters executive officer retention; and

•	aligning the interests of our executive officers with our stockholders by linking a significant portion of the compensation package to performance.

SUMMARY COMPENSATION TABLE

During our fiscal years ended December 31, 2009, 2008, 2007 and 2006, no executive officer received any compensation. It is not anticipated that any of our executive officers will receive material compensation in the foreseeable future. Following is a table containing the aggregate compensation paid to our Chief Executive Officer and all other officers who received aggregate compensation exceeding $100,000 during our fiscal year ended December 31, 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation		Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Mamoru Saito, CEO and Secretary	2009	$0	$0	$0	$0	$0		$0	$0	$0
	2008	$0	$0	$0	$180,000	$0		$0	$0	$180,000
	2007	$0	$0	$0	$0	$0		$0	$0	$0
	2006	$0	$0	$0	$0	$0		$0	$0	$0

Takahito Sakagami, President	2008	$0	$0	$0	$157,000		$0	$0	$0	$157,000
	2009	$0	$0	0	$0	$0		$0	0	$0

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

As of the date of this report, options to purchase 1,411,500 shares of our Common Stock have been issued at an exercise price of $1.00 per share, except for those 550,000 options issued to our control persons, which are exercisable at a price of $1.10 per share. None have been exercised. During our fiscal year ended December 31, 2009, options to purchase 78,500 shares were terminated as a result of termination of employment. These options were issued during our fiscal year ended December 31, 2007. No options were issued during our fiscal year ended December 31, 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock as of April 14, 2010, by (i) each person known to us to own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. Included in the table are shares of our Common Stock that underlie outstanding options that may be exercised over the next year.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Mamoru Saito (1) 60 E. 42nd Street, Suite 1225 New York, NY 10165	14,911,210(2)	60.3%

Common	Takahito Sakagami (1) 60 E. 42nd Street, Suite 1225 New York, NY 10165	325,100(3)	1.3%

Common	Yuji Adachi (1) 6991 Frederick Ave. Burnaby, BC V5J 3X8 Canada	518,000	2.1%

Common	David Garin(1) 8355 E Lightening View Dr. Parker, CO 80134	125,100	*

Common	Fermin Veitia(1) Avenue 01st, Street 28, Number 70, Santa Marta – Colombia	80,000	*

Common	Luis Martinez(1) Cra 54 No. 68-18 Apt 93 Barranquilla, Colombia	8,000	*

Common	All Officers and Directors as a Group (6 persons)	15, 967,410(2)	64.6%

__________________

*	Less than 1%
(1)	Officer and/or Director of our Company.
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

In July 2009, we formed Grupo Odin S.A., a Colombian corporation formed to act as a holding company for all of our Colombian subsidiaries. Approximately 4.5% of the minority shareholders of Grupo Odin are related parties. Grupo Odin S.A. acts as a holding company for Odin Energy Santa Marta Corporation S.A. and Odin Petroil, S.A. All minority shareholders of Odin Petroleum, Ltd., Odin Energy Santa Marta, S.A., and Odin Petroil, S.A. are related parties.

From time to time both we and our predecessor company, Amiworld-NY have borrowed, loaned, and conducted business with our affiliated entities. Following is a table of balances owed by us, or to us, as of December 31, 2009 and 2008:

	12/31/2009	12/31/2008
Receivable/(Payable) – JASB of New York Corporation	$ 297,810	$(1,481,482)
Receivable – C.I. JASB Colombia	1,859,182	- 0-
(Payable) – Odin Energy Japan	(890,967)	-0-
Receivable – Musso’s Captain Table, Inc.	17,000	-0-
Receivable – EBOA, Ltd.	20,000	-0-
Receivable – Z International, CA	1,647	-0-
Receivable – Great Voyages, Ltd.	636	-0-
	$1,305,308	$(1,481,482)

These balances carry no stated interest or repayment terms.

On February 1, 2007, we entered into a contract with JASB Corporation to act as its agent for oil trades. Under the terms of this contract we received total revenues of $360,000 during 2008. On March 24, 2009, we entered int a contract with JASB Corporation to allow us to utilize JASB Corporation’s office staff, office space, and office equipment, among other things for the purpose of aiding Odin Petroleum’s efforts to sale our products. During 2009 we paid JASB fees of approximately $73,398.

On September 30, 2008, Odin agreed to lease and operate another petroleum diesel refinery in the free trade zone in Santa Marta, Colombia. Odin terminated this lease due to complexities involved in the lease/purchase arrangement being done by Odin Petroil ZF Ltda. U, which is a company owned by Mamoru Saito, our CEO. Odin has continued to operate the facility in a management capacity and during 2009 terms were established, whereby we received a management fee of 300,000,000 pesos monthly (US$145,300). During 2009 Odin billed fees totalling 3,600,000,000 pesos (US$1,743,654). The contract is on a month to month basis and is cancellable by either party upon 30 days written notice. Should circumstances change Odin continues to have an option to resume the lease and subsequently acquire this refinery at its option. In accordance with ARB No. 51 the results of Odin Petroil ZF Ltda. U have been consolidated with Amiworld for the year ended December 31, 2009.

On September 30, 2008, Odin Petroil, ZF Ltda. U (“Odin ZF”), a company which is owned by Mamoru Saito, our CEO, entered into a lease with a purchase option for another refinery in Colombia. At the same time Odin Petroil and Odin ZF entered into an agreement to finance this refinery. Pursuant to the terms of this agreement, Odin Petroil also has an option to assume this lease, including the option to purchase. Odin Petroil suspended this agreement during March 2009 due to complexities involved in the lease/purchase arrangement being done by Odin ZF. Should circumstances change, Odin Petroil continues to have an option to resume the lease and subsequently acquire this refinery at its option. Odin Petroil has continued to operate the facility in a management capacity and during 2009 terms were established whereby we received a management fee of 300,000,000 pesos monthly (US$145,300). During 2009, Odin Petroil billed fees totaling 3,600,000,000 pesos (US$1,743,654). The contract is on a month to month basis and is cancellable by either party upon 30 days written notice. During our fiscal year ended December 31, 2009, the cost of operation of this facility was approximately $900,000. The results of Odin ZF have been consolidated with our financial statements for the year ended December 31, 2009, included in this report.

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

In July 2009, we formed Grupo Odin S.A., a Colombian corporation formed to act as a holding company for all of our Colombian subsidiaries. Approximately 4% of the minority shareholders of Grupo Odin are related parties. Grupo Odin S.A. acts as a holding company for Odin Energy Santa Marta Corporation S.A. and Odin Petroil, S.A. All minority shareholders of Odin Petroleum, Ltd., Odin Energy Santa Marta, S.A., and Odin Petroil, S.A. are related parties.

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

DIRECTOR INDEPENDENCE

In January 2010, two of the three members of our Audit Committee resigned as directors. There were no disagreements between us and these former Board members on any of our business practices or procedures. As a result, only Mr. Adachi remains as an independent director of our Company. We intend to solicit new independent directors in the foreseeable future and re-establish our Audit Committee, as well as our Compensation Committee and Governance Committee.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by the Company after the beginning of the fiscal year are submitted to the Audit Committee Chairman for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. Our Audit Committee met three (3) times during our fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The following table presents fees for professional audit services rendered by Stark Winter Schenkein & Co., LLP for the years ended December 31, 2009 and December 31, 2008.

	December 31, 2008	December 31, 2009
Audit Fees	$90,000	$139,350
Audit Related Fees	15,000	11,187
Tax Fees	-	1,500
All Other Fees	-	7,250
Total	$105,000	$159,287

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

[The remainder of this page is intentionally left blank.]

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

Date: April 15, 2010	AMIWORLD, INC. By:s/Mamoru Saito____________________________ Mamoru Saito, Chief Executive Officer

Date: April 15, 2010	By:s/David Garin______________________________ David Garin, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2010.

s/Mamoru Saito_______________________

Mamoru Saito, Director

s/Takahito Sakagami___________________

Takahito Sakagami, Director

s/Fermin Veitia_______________________

Fermin Veitia, Director

____________________________________

Yuji Adachi, Director

s/David Garin_________________________

David Garin, Director

____________________________________

Luis Martinez, Director