Form 10-Q
period 2010-03-31
Amiworld, Inc.
filed 2010-06-18
CIK 1401273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __X__   No ____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

As of June 14, 2010, there were 23,218,110 shares of the Registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

AMIWORLD, INC.
________________________________

TABLE OF CONTENTS

Page No.

FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-2
Consolidated Statements of Cash Flows	F-3
Footnotes to the Consolidated Financial Statements	F-4-F-14

AMIWORLD, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$1,082,141	$3,336,012
Accounts Receivable, net	5,642,669	5,803,869
Prepaid Expenses & Advance Payments	3,878,191	3,894,223
Due from Affiliates, net	2,842,616	1,305,308
Inventory	1,134,999	1,014,807
Total current assets	14,580,616	15,354,219
Fixed Assets
Land	551,034	519,862
Buildings	17,562,723	16,571,505
Construction in Progress	6,693,370	5,687,478
Machinery & Vehicles	335,323	314,808
Equipment & Furniture	798,579	748,936
Less: Accumulated Depreciation	(1,030,761)	(889,225)
	24,910,268	22,953,364
Other Assets
Deposits	1,100,431	1,119,283

TOTAL ASSETS	$40,591,315	$39,426,866

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$8,501,659	$8,481,676
Notes Payable - Bank	4,160,401	4,307,064
Notes Payable - Other	1,100,000	1,000,000
Total current liabilities	13,762,060	13,788,740
Stockholders’ Equity
Preferred Shares: $.001 par value, 25,000,000 shares authorized
No shares issued and outstanding	—	—
Common Shares: $.001 par value, 175,000,000 shares authorized;
23,218,110 shares issued and outstanding	23,218	23,218
Additional Paid in Capital	30,915,067	30,915,067
Deferred Compensation Expense - Stock and Options	(819,500)	(894,000)
Accumulated Other Comprehensive Income	490,868	(933,423)
Accumulated Deficit	(6,574,639)	(5,691,153)
	24,035,014	23,419,709

Non-controlling Interest	2,794,241	2,218,417

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$40,591,315	$39,426,866

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue
Fuel Resale	$17,209,530	$2,745,725
Biodiesel	1,528,486	308,048
Petroleum Diesel	971,141	1,298,678
	19,709,157	4,352,451
Cost of Goods Sold
Fuel Resale	16,492,703	2,494,010
Biodiesel	1,652,570	330,685
Odin Petroleum (Petroleum Diesel	1,200,388	1,128,990
	19,345,661	3,953,685
Gross Profit	363,496	398,766

General and Administrative Expenses
Operating Expenses	1,054,744	1,193,889
Compensation Expense - Stock and Options	74,500	74,500
Depreciation and Amortization	94,002	88,420
	1,223,246	1,356,809
(Loss) from operations	(859,750)	(958,043)

Other Income and (Expense)
Interest Income	80,143	165
Interest (Expense)	(178,434)	(18,354)
Miscellaneous Income	8,243	30,304
	(90,048)	12,115
(Loss) before provision for income tax	(949,798)	(945,928)
Provision for income tax	—	—

Net (Loss)	(949,798)	(945,928)
Less: Net Loss attributable to the noncontrolling interest	66,312	34,880
Net (Loss) attributable to Amiworld, Inc. common shareholders	(883,486)	(911,048)

Other Comprehensive Income (Loss) - Net of Tax
Foreign currency translation gains (losses)	1,424,291	(1,648,336)
Comprehensive Income (Loss)	$540,805	$(2,559,384)

Weighted average income (loss) per share (Basic and fully diluted)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding (Basic and fully diluted)	23,218,110	23,218,110

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities
Net (Loss)	$(949,798)	$(945,928)
Items not involving an outlay of funds:
Depreciation and Amortization	94,002	88,420
Compensation Expense - Stocks and Options	74,500	74,500
	(781,296)	(783,008)
Change in non-cash operating balances
Accounts Receivable	(206,804)	(1,438,978)
Prepaid Expenses & Advance Payments	241,464	321,378
Inventory	(56,991)	(283,854)
Accounts Payable and Accrued Expense	(181,274)	818,058
Advance Deposits	—	(1,801,149)
Net cash (used in) operating activities	(984,901)	(3,167,553)

Cash Flows from Investing Activities
Purchase of fixed assets	(7,100)	(49,695)
Construction in Progress	(649,013)	—
Net cash (used in) investing activities	(656,113)	(49,695)

Cash Flows from Financing Activities
Contributions by minority ownership	567,508	185,569
Proceeds from borrowings	1,475,334	1,405,182
(Repayments) on borrowings	(1,703,299)	(1,512,451)
Proceeds from borrowing from affiliated companies	1,222,600	342,391
(Repayments) to affiliated companies	(2,928,050)	—
Net cash provided by (used in) financing activities	(1,365,907)	420,691

Effect of exchange rate changes on cash	753,050	208,678

(Decrease) in cash	(2,253,871)	(2,587,879)
Cash, beginning of year	3,336,012	5,046,725
Cash, end of the period	$1,082,141	$2,458,846

Supplemental Disclosure
Cash paid for interest	$151,163	$18,354
Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Amiworld, Inc. (the “Company”) was incorporated in the State of New York, on October 30, 1998 as Amuru International Inc.  The Company changed its name on April 28, 1999 by filing an amendment to the certificate of incorporation.  The Company on November 20, 2006 formed a Nevada corporation by the same name and conducted a private placement.  On March 30, 2007, the Nevada corporation acquired all outstanding shares of the New York corporation in exchange for stock and the New York corporation was subsequently dissolved, effectively re-incorporating the Company to Nevada and recapitalizing the Company with a new share structure.

The primary objective of the Company is on developing its energy and energy related businesses.  The primary divisions of the Company are the operation of a bio-diesel factory in Colombia, the operation of a petroleum refinery in Colombia, and the brokerage of fuel related products.  Additional operations will include the acquisition of oil tankers, and the Company is investigating engaging in oil exploration in Colombia and the development of additional refineries.

The Company in March 2007 acquired a subsidiary, Odin Energy Santa Marta Corporation S.A. (Odin Energy), in a transaction accounted for as a common control acquisition.  The results of operations of Odin Energy have been consolidated with those of Amiworld, Inc. from its inception November 17, 2006 forward.  In addition, the Company consolidated the activities of its subsidiary, Odin Petroleum, Inc.

In December 2006, we formed a subsidiary, Odin Petroleum, Inc.  We invested $9,500 in exchange for 95% of the company’s shares and JASB of New York Corp., a New York corporation owned by our CEO and President invested $500 in exchange for 5% of the company’s shares.  The results of operations of Odin Petroleum, Inc. have been consolidated with our operations from its inception on December 11, 2006 forward.

The Company in April 2007 acquired a 45% interest in Great Voyages Co., Ltd., a New York corporation owned by JASB of New York Corp., a New York corporation owned by the Company’s CEO and President, for the purpose of acquiring ships to transport goods, which upon commencement of this business will be limited to oil shipments.  We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest.  The 45% acquisition of Great Voyages is treated as an investment accounted for under the equity method.

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

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007 C.I. Odin Petroleum was incorporated in Colombia and it was capitalized with 200,679,000 pesos (US$98,101) by Odin Petroleum, Inc. in exchange for 200,679 shares (100% of C.I. Odin Petroleum’s stock).  On December 15, 2009 Odin Petroleum, Inc. exchanged 190,644 of its shares for 476,610 shares of Grupo Odin.

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

On September 30, 2008 Odin ZF, a company which is owned by Mamoru Saito, our CEO entered into a lease with a purchase option for another refinery in Colombia.  At the same time Odin Petroil and Odin ZF entered into an agreement to finance this refinery with an option to assume this lease and purchase option.  Odin Petroil suspended this agreement during March 2009 due to complexities involved in the lease/purchase arrangement being done by Odin ZF.  Should circumstances change, Odin Petroil continues to have an option to resume the lease and subsequently acquire this refinery at its option.  Odin Petroil has continued to operate the facility in a management capacity and during 2009 terms were established, whereby we received a management fee of 300,000,000 pesos monthly (US$145,300).  During the three month periods ended March 31, 2010 and March 21, 2009 Odin Petroil billed fees totaling 900,000,000 pesos (US$456,440).  The contract is on a month to month basis and is cancellable by either party upon 30 days written notice.  During the three month period ended March 31, 2010, the cost of operation of this facility was approximately $225,000.  The results of Odin ZF have been consolidated with Amiworld for the year ended December 31, 2009 and the three months ended March 31, 2010.

Unaudited Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.  The financial statements should be read in conjunction with the audited financial statements at December 31, 2009, included in the Company’s annual report on Form 10-K filed with the Commission on April 15, 2010.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Amiworld, Inc. and its majority owned subsidiaries Grupo Odin, S.A, Odin ZF and Odin Petroleum, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Long-Lived Assets

In accordance with ASC 360-10 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company has determined that no impairment existed at December 31, 2009 or March 31, 2010.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Amounts

ASC 260-10 "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.  Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive.  For the interim period ended March 31, 2010, outstanding options to purchase 1,411,500 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

Fair Value of Financial Instruments

ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASUs).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company has recently adopted the following new accounting standards:

Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February 2010 via ASU No. 2010-09.  The standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  The amended ASU was effective immediately and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurements – In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Consolidations - ASU No. 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended March 31, 2010 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards Updates

The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

(2)   NOTES PAYABLE

In July 2008 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$257,929) each. Subsequently, these two subsidiaries have made routine draws and payments pursuant to the terms of this agreement.  At March 31, 2010, Odin Energy had an outstanding loan balance of 548,059,660 pesos (US$284,176) and Odin Petroil had an outstanding loan balance of 601,514,481 pesos (US$311,893).  These lines of credit mature between the date of this report and February 7, 2011.  Interest currently accrues at the rates between 9.44% to 11.7% per annum.

During October 2008, our subsidiary, C.I. Odin Petroleum, entered into an agreement with Bancolombia to allow the company to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days.  The interest and terms vary based on current bank rates.  As of March 31, 2010 we had an aggregate debt related to this agreement of 2,277,631,608 pesos (US$1,178,517).

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

(2)   NOTES PAYABLE (Continued)

During September 2009 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco GNB Sudameris in the aggregate amounts of 1,000,000,000 pesos (US$515,857) each.  At March 31, 2010, the balance on these loans was 1,069,115,364 (US$554,351) each.  The maturity dates of these loans have been extended until September 6, 2010, respectively from December 7, 2009. Interest currently accrues at 12.56% per annum.

During November 2009, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Davivienda in the aggregate amounts of 850,000,000 pesos (US$424,951) each.  These obligations provided for quarterly payments of principal and interest of 226,884,845 pesos (approximately ($US113,429) for each loan.  During March 2010 each company borrowed an additional 200,000,000 pesos (US$102,957). At March 31, 2010, the balance on these loans was 820,028,023 (US$425,196) each.  These loans mature on March 27, 2011.  Interest currently accrues between 10.69% and 12.65% per annum.

During February 2010, our subsidiaries, Odin Energy and Odin Petroil, each obtained loans from Banco Colpatria Red Multibanco Colpatria S.A. in the aggregate amounts of 249,568,265 pesos (US$126,722) and 150,000,000 pesos (US$76,191), respectively.  At March 31, 2010, Odin Energy had a balance on this loan was 252,969,444 pesos (US$131,168) and Odin Petroil had a balance of 150,000,000 pesos (US$77,777). These loans matured in April 2010 and were paid in accordance with the terms of those loans.

During March 2010 our subsidiary company, Odin Petroil, obtained a factoring arrangement with Bancolex in the aggregate amount of 420,000,000 pesos (US$217,776) for the purchase of 38,024 barrels of crude.  This factoring agreement matured and was paid in accordance with the terms of the loan on May 29, 2010. Interest on the factoring arrangement accrues at 20.4%.

On December 18, 2009, we received a loan in the principal amount of $1,000,000.  On January 14, 2010, we received an additional lain in the principal amount of $100,000.  Both loans accrue interest at the rate of 9.6%.  The loans are not secured and are payable December 18, 2010 and January 14, 2011, respectively.

(3)  RELATED PARTY TRANSACTIONS AND BALANCES

From time to time we have borrowed, loaned, and conducted business with our affiliated entities.  Following is a table of balances owed by us, or to us, as of March 31, 2010 and December 31, 2009:

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

(3)  RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

	3/31/2010	12/31/2009
Receivable/(Payable) – JASB of New York Corporation	$(140,207)	$297,810
Receivable – C.I. JASB Colombia	2,505,267	1,859,182
Receivable(Payable) – Odin Energy Japan	525,443	(890,967)
(Payable) – Odin Energy Corp.	(154,523)	—
Receivable – Musso’s Captain Table, Inc.	—	17,000
Receivable – EBOA, Ltd.	101,297	20,000
Receivable – Z International, CA	1,763	1,647
Receivable – Great Voyages, Ltd.	3,576	636
	$2,842,616	$1,305,308

The receivables listed above accrue interest at the rate of six percent (6%) per annum and are due upon demand.  In addition, of the funds loaned to C.I. JASB Colombia, approximately $905,793 were utilized to acquire a 4.5% interest in Grupo Odin in order to maintain the minority ownership required pursuant to Colombian law and avoid the companies dissolution.  These shares are being held for the benefit of the Company and will be assigned directly to the Company in the foreseeable future.  The Company has also advanced approximately $1,599,474 to C.I. JASB to continue the advancement of the mix refinery being constructed adjacent to our refinery which Amiworld intends to acquire, which will be repaid or exchanged in lieu of stock in Odin Energy upon completion of the acquisition.  The accounts payable listed above carry no stated interest or repayment terms.

On March 24, 2009, the Company entered into a contract with JASB Corporation to allow Amiworld to utilize JASB Corporation’s office staff, office space, and office equipment, among other things for the purpose of aiding Odin Petroleum’s efforts to sell our products.  We paid JASB fees of approximately $87,531 and $41,923 during the three months ended March 31, 2010 and March 31, 2009, respectively.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

(4)   STOCK OPTIONS

The status of our stock option awards is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	1,490,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	(78,500)	-
Outstanding December 31, 2009	1,411,500	$1.00

Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding March 31, 2010	1,411,500	$1.00

The following table summarizes information about our options outstanding at March 31, 2010:

Outstanding and exercisable:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00	1,411,500	3 ½	$1.00

As of March 31, 2010, the aggregate intrinsic value of all stock options outstanding and exercisable was approximately $6,775,200.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

(5)   CONSTRUCTION IN PROCESS

Effective June 19, 2008, our subsidiary company, Odin Petroil S.A. (“Odin”), entered into an agreement with FISS – Project Development Ltd., Colombia, South America (“FISS”), wherein FISS agreed to upgrade our existing oil distillation tower and to construct an additional oil distillation tower at our oil refinery in Santa Marta, Colombia. The total price payable for this tower was estimated at $8.67 million (US), which was to be payable through the issuance of 800,000 shares of our Common Stock plus cash payments of $4.67 million.  The first phase of this project was completed during the 3rd quarter of 2008 when our existing tower was upgraded to increase our capacity from 30,000 to 45,000 barrels per month.  The second phase of the project was to add a second tower and additional tanks to increase our production by an additional 55,000 barrels per month.  We delayed this expansion and have now modified this plan to allow for a production increase of 175,000 barrels per month.  The expansion will include the construction of a new atmospheric distillation tower with its related accessories, including a Cummins diesel plant, boiler, pumps, and all related electrical and piping.  FISS will also construct three storage tanks, each capable of storing 28,500 barrels of oil, and one storage tank capable of storing 28,500 barrels of diesel fuel. We are negotiating with FISS the final details of this plan and related costs, but we believe the construction will cost approximately $22 million.  To date we have completed the foundations for the tanks and we are working on acquiring material to construct the tanks.  We are presently in a private equity raise of capital in Colombia and we are in the process of securing additional bank financing for this project.  We anticipate the project will be complete within 9 months after obtaining the financing.

(6)   CONCENTRATIONS

As of March 31, 2010 and December 31, 2009, accounts receivable from one customer accounted for approximately 96.4% and 95.4% of accounts receivable, respectively.

During the three months ended March 31, 2010 and March 31, 2009, one customer accounted for approximately 87.5% and 60.3% of sales, respectively.

(7)   PRIVATE PLACEMENTS

Between November 3, 2009 and February 3, 2010 Grupo Odin conducted a private placement.  During 2009 Grupo Odin issued an aggregate of 2,792,500 Convertible Preferred Shares in consideration for 1,117,000,000 pesos (US$555,061) (approximately $0.20 per share).  During 2010 Grupo Odin issued an aggregate of 2,207,500 Convertible Preferred Shares in consideration for 883,000,000 pesos (US$445,245) (approximately $0.20 per share).  The shares will be converted to Common Shares upon earlier of the date of record when the shares are registered with the Emitter and Values Register Office of the Financial Superintendence or 180 days from the date of the investment on a one for one basis.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited)

(7)   PRIVATE PLACEMENTS (Continued)

In March 2010, Grupo Odin commenced a second private placement of Preferred Shares in Colombia.  As of the date of this report Grupo Odin has issued an aggregate of 880,000 shares of Convertible Preferred Stock in consideration for 340,000,000 pesos (US$225,252), (approximately $0.26 per share).  This offering remains open as of the date of this report.  The shares will be converted to Common Shares upon the date the shares are registered with the Emitter and Values Register Office of the Financial Superintendence on a one for one basis.

All of these Convertible Preferred Shares are nonvoting and will receive a 13.5% preferred return until they are converted to Common Shares.  This company also plans to pursue a listing on the Bogota stock exchange and pursue a public offering of its securities in Colombia during 2010 for the purpose of expanding the operations of Odin Petroil.

Upon conversion these shares will dilute our ownership in Grupo Odin from our current 95.2% ownership to 92.4% ownership.

(8)   SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to March 31, 2010, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

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

Overview

Amiworld, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the State of New York on October 30, 1998 as Amuru International Inc.  We changed our name on April 28, 1999 by filing an amendment to our certificate of incorporation.  On November 20, 2006, we formed a Nevada corporation by the same name and conducted a private placement.  On March 30, 2007, the Nevada corporation acquired all outstanding shares of the New York corporation in exchange for stock and the New York corporation was subsequently dissolved effectively re-incorporating the Company into Nevada and recapitalizing the Company with a new share structure.

Our primary objective is on developing our energy and energy related businesses.  Our primary divisions include the operation of a bio-diesel plant in Colombia, the operation of a petroleum refinery in Colombia, and the brokerage of fuel related products.  Additional operations will include the acquisition of oil tankers to transport both our products and others.  We are also investigating engaging in oil exploration in Colombia and the development of additional refineries, but do not have any immediate plans to engage in these activities unless and until our current operations begin generating profits on a regular basis.

In December 2006, we formed a subsidiary, Odin Petroleum, Inc.  We invested $9,500 in exchange for 95% of the company’s shares and JASB of New York Corp., a New York corporation owned by our CEO and President invested $500 in exchange for 5% of the company’s shares.  The results of operations of Odin Petroleum, Inc. have been consolidated with our operations from its inception on December 11, 2006 forward.

In March 2007, we acquired a subsidiary, Odin Energy Santa Marta Corporation S.A. (Odin Energy), in a transaction accounted for as a common control acquisition.  The results of operations of Odin Energy have been consolidated with our operations from its inception on November 17, 2006 forward.

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

Odin Petroil S.A. (Odin Petroil) was incorporated in Colombia on March 6, 2007.  On December 10, 2007, in an acquisition classified as a transaction between parties under common control, we acquired 94.5% of the outstanding shares of Odin Petroil  (7,814,772 shares of Amiworld, Inc. were issued for 7,843,500 shares of Odin Petroil), making Odin Petroil a majority owned subsidiary of Amiworld, Inc.

In December 2007 C.I. Odin Petroleum was incorporated in Colombia and it was capitalized with 200,679,000 pesos (US$98,101) by Odin Petroleum, Inc. in exchange for 200,679 shares (100% of C.I. Odin Petroleum’s stock).  On December 15, 2009 Odin Petroleum, Inc. exchanged 190,644 of its shares for 476,610 shares of Grupo Odin.

On July 23, 2009, Grupo Odin, S.A. was incorporated in Colombia.  On September 7, 2009, Amiworld invested 8,898,000 pesos ($953) in exchange for 9,490 shares (94.96%) of the outstanding shares of Grupo Odin S.A. making Grupo Odin S.A. a majority owned subsidiary of Amiworld.  Our results of operations  and Grupo Odin S.A. have been consolidated from Grupo Odin, S.A.’s inception on July 23, 2009 forward.  During the 4th quarter of 2009 Grupo Odin, S.A. acquired all of our Colombian subsidiaries in exchange for a controlling interest in Grupo Odin, S.A.  As a result, this company now is a holding company for our Colombian subsidiaries.

On September 30, 2008, Odin ZF, a company which is owned by Mamoru Saito, our CEO entered into a lease with a purchase option for another refinery in Colombia.  At the same time Odin Petroil and Odin ZF entered into an agreement to finance this refinery with an option to assume this lease and purchase option.  Odin Petroil suspended this agreement during March 2009 due to complexities involved in the lease/purchase arrangement being done by Odin ZF.  Should circumstances change, Odin Petroil continues to have an option to resume the lease and  acquire this refinery, at its sole option.  Odin Petroil has continued to operate the facility in a management capacity and during 2009 terms were established whereby we receive a management fee of 300,000,000 pesos monthly (US$145,300).  During the three month period ended March 31, 2010 Odin Petroil billed fees totaling 900,000,000 pesos (US$456,440).  The contract is on a month to month basis and is cancellable by either party upon 30 days written notice.  During the three month period ended March 31, 2010, the cost of operation of this facility was approximately $225,000.  The results of Odin ZF have been consolidated in our financial statements.

As of the date of this Report, we are concentrating our efforts and resources into the operations of our biodiesel plant, petroleum refinery and Odin Petroleum.  If we are successful in this endeavor we will then address the development of the proposed business of Great Voyages.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2010 and 2009

During the three months ended March 31, 2010 our revenues increased by $15,356,706, from $4,352,451 during the three months ended March 31, 2009, to $19,709,157 during the three months ended March 31, 2010.  This was primarily attributable to increased revenues from our fuel resale operations, which increased by $14,463,805, from $2,745,725 for the three months ended March 31, 2009 to $17,209,530 for the three months ended March 31, 2010.  The increase was due to having 4 sales during the three months ended March 31, 2010, compared to only having one sale for the three months ended March 31, 2009. While no assurances can be made, we believe we will be able to continue to increase revenues from fuel re-sale based on current customers and our current negotiations with potential additional customers.

In addition, our revenues from our biodiesel operations increased by $1,220,438, from $308,048 for the three months ended March 31, 2009, to $1,528,486 for the three months ended March 31, 2010.  This increase was the result of increased product sales of 7,226 barrels, from 2,579 barrels during our three months ended March 31, 2009, to 9,805 barrels during our three months ended March 31, 2010 (280% increase).  Due to market conditions, the average price we were able to sell our biodiesel increased by approximately $37 per barrel, from approximately $119 during the three months ended March 31, 2009, to approximately $156 during the three months ended March 31, 2010.  Our revenues from our refinery operations decreased by $375,615, from $1,298,678 for the three months ended March 31, 2009, to $971,141 for the three months ended March 31, 2010. This decrease was attributable to a decline in sales of refined diesel products, which decreased by 16,062 barrels  from 24,975 barrels for the three months ended March 31, 2009, to 8,913 barrels in the three months ended March 31, 2010 (64% decrease).  The decrease was partially offset by an increase of an average price per barrel of diesel of approximately $57, from approximately $52 in the three months ended March 31, 2009 to approximately $109 in the three months ended March 31, 2010.  Our sales from our diesel products are primarily to shipping companies and, as such, we are highly dependent on the timing of ships arriving at the Santa Marta port and our being able to negotiate terms upon their arrival.  Our sales will continue to fluctuate based on the arrival of ships to the port and our ability to negotiate and consummate sales.

Cost of goods sold increased by $15,391,976, from $3,953,685 for the three months ended March 31, 2009, to $19,345,661 during the three months ended March 31, 2010. Specifically, our cost of goods sold for our petroleum re-sale increased by $13,998,693, from $2,494,010 for the three months ended March 31, 2009, to $16,492,703 for the three months ended March 31, 2010, as the result of increased sales. Our cost of goods sold for biodiesel increased by $1,321,885 from $330,685 in the three months ended March 31, 2009, to $1,652,570 during the three months ended March 31, 2010, due to increased sales and periods of inactivity while we made improvements to our plant during the three months ended March 31, 2009.  Our cost of goods sold for our petroleum diesel increased by $71,398, from $1,128,990 for the three months ended March 31, 2009, to $1,200,388 for the three months ended March 31, 2010, as the result of increased production costs.

Our gross profit was $363,496 (1.8% of sales) during the three months ended March 31, 2010, compared to $398,766 (9.2% of sales) for the three months ended March 31, 2009, a decrease of $35,270.  Our gross profit from our petroleum resell operation increased by $465,112, from $251,715 for the three months ended March 31, 2009, to $716,827 for the three months ended March 31, 2010, as a result of having 4 sales during the three months ended March 31, 2010, compared to only having 1 sale during the three months ended March 31, 2009. Our gross loss from biodiesel increased by $101,447 from a gross loss of $22,637 for the three months ended March 31, 2009 to a gross loss of $124,084 for the three months ended March 31, 2010, primarily due to increased staffing and palm oil prices combined with increased sales.  Our gross profit from petroleum diesel decreased by $398,935, from a gross profit of $169,688 for the three months ended March 31, 2009 to a gross loss of $229,247 for the three months ended March 31, 2010, primarily as a result of decreased product sales with increased production overhead.

During the three months ended March 31, 2010, our general and administrative expenses decreased by $133,563, from $1,356,809 in the three months ended March 31, 2009, to $1,223,246 in the three months ended March 31, 2009.  Our general and administrative expenses rose in several categories due to the expansion of operations, including but not limited to: (i) wage expense increased by $77,879 due to added staffing for Grupo Odin and staff related to our efforts to enter the oil drilling and production business; (ii) rent increased by $16,089 due to the addition of administrative office rentals; and (iii) advertising, marketing, and public relations increased by $147,914 due to increased commission payments on our Odin Petroleum resale business. Our general and administrative expenses also decreased in several categories due to improvements on our ability to better manage our operations, including but not limited to (i) bank charges decreased by $68,458; (ii) telephone and utilities decreased by $18,450; (iii) postage and shipping decreased by $10,256; (iv) travel decreased by 34,635; (v) legal, accounting, and professional fees decreased by $15,027; and (vi) supply and office costs decreased by $232,625, which primarily was the result of a reclassification of certain operational costs associated with unused capacity of our biodiesel plant which during 2009 was classified as administrative costs.  During the three months ended March 31, 2010, all operational costs of our biodiesel plant were included as cost of sales.  A summary of our general and administrative expenses is as follows:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Compensation expense - options	$74,500	$74,500
Depreciation and amortization	94,002	88,420
Legal and professional	224,747	239,774
Wage expense	261,541	183,662
Supplies and office expense	64,604	297,229
Telephone and utilities	39,787	58,237
Rents	76,495	60,406
Bank fees	28,184	96,642
Hotel, travel, and entertainment	41,675	76,310
Postage and shipping	22,204	32,460
Advertising, marketing, and public relations	276,208	128,294
Insurance	12,500	12,563
Miscellaneous	6,799	8,312
	$1,223,246	$1,356,809

Our other income and (expense) decreased by $77,933 from income of $12,115 for the three months ended March 31, 2009 to an expense of $90,048 for the three months ended March 31, 2010.  This decrease is attributable to (i) an increase of $79,978 in interest income as a result of the addition of receivables from related parties; (ii) an increase of $160,080 in interest expense as a result of carrying additional debt financing to continue to develop our operations; and (iii) a decrease in miscellaneous income of $22,061.  Miscellaneous income for our three months ended March 31, 2009 consisted of $25,726 in sales of residual fuel products and shipping fees of $4,578.  Miscellaneous income in our three months ended March 31, 2010 consisted of $5,720 in sales of residual fuel products, shipping fees of $1,078, and $1,445 in various recouped fees.

As a result, we generated a net loss of $949,798 during the three months ended March 31, 2010 (approximately $.04 per share), compared to a net loss of $945,928 during the three months ended March 31, 2009 (approximately $.04 per share).

Liquidity and Capital Resources

At March 31, 2010, we had $1,082,141 in cash.

Our normal terms relevant to our accounts receivable range from cash upon delivery to 30 days depending on the customer’s history and credit.  Typically 90% to 95% of our customers pay within this date range unless we have made arrangements to the contrary.  We had no receivable write offs during the periods covered in this report or since we commenced operations.

Historically, we have engaged in limited debt financing through affiliated companies.  Such affiliated companies currently engage in offshore banking and other financial services, giving them access to significant financial resources.  While there is no relevant written agreement, we have an ongoing ability to borrow funds on an as-needed basis.  These loans are short term and carried no interest or repayment terms.  Following is a table of balances owed by us, or to us, as of March 31, 2010 and December 31, 2009:

	3/31/2010	12/31/2009
Receivable/(Payable) – JASB of New York Corporation	$(140,207)	$297,810
Receivable – C.I. JASB Colombia	2,505,267	1,859,182
Receivable (Payable) – Odin Energy Japan	525,443	(890,967)
(Payable) – Odin Energy Corp.	(154,523)	—
Receivable – Musso’s Captain Table, Inc.	—	17,000
Receivable – EBOA, Ltd.	101,297	20,000
Receivable – Z International, CA	1,763	1,647
Receivable – Great Voyages, Ltd.	3,576	636
	$2,842,616	$1,305,308

The accounts receivables listed above accrue interest at the rate of six percent (6%) per annum and are due upon demand.  In addition, of the funds loaned to C.I. JASB Colombia, approximately $905,793 were utilized to acquire a 4.5% interest in Grupo Odin in order to maintain the minority ownership required pursuant to Colombian law and avoid the companies dissolution.  These shares are being held for our benefit and will be assigned directly us in the foreseeable future.  Wehave also advanced approximately $1,599,474 to C.I. JASB to continue the advancement of the mix refinery being constructed adjacent to our refinery which we intend to acquire, which will be repaid or exchanged in lieu of stock in Odin Energy upon completion of the acquisition.  The account payables listed above carry no stated interest or repayment terms.

We believe we will be able to obtain additional loans or receive repayments from these affiliated entities in the future should the need arise.  Our Board of Directors, on a case-by-case basis, will make future decisions on indebtedness.  Terms and conditions will be made in accordance with standard market practices.  Repayment terms will be determined on a case-by-case basis to coincide with our and our affiliates cash reserves and abilities to generate ongoing profits and cash flows and consideration will need to be made to our liquidity and our ability to service our existing operations prior to the inception of new lending.

In July 2008 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$257,929) each. Subsequently, these two subsidiaries have made routine draws and payments pursuant to the terms of this agreement.  At March 31, 2010, Odin Energy had an outstanding loan balance of 548,059,660 pesos (US$284,176) and Odin Petroil had an outstanding loan balance of 601,514,481 pesos (US$311,893).  These lines of credit mature between the date of this report and February 7, 2011.  Interest currently accrues at the rates between 9.44% to 11.7% per annum.

During October 2008, our subsidiary, C.I. Odin Petroleum, entered into an agreement with Bancolombia to allow the company to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days.  The interest and terms vary based on current bank rates.  As of March 31, 2010 we had an aggregate debt related to this agreement of 2,277,631,608 pesos (US$1,178,517).

During September 2009 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco GNB Sudameris in the aggregate amounts of 1,000,000,000 pesos (US$515,857) each.  At March 31, 2010, the balance on these loans was 1,069,115,364 (US$554,351) each.  The maturity dates of these loans have been extended until September 6, 2010, respectively from December 7, 2009. Interest currently accrues at 12.56% per annum.

During November 2009, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Davivienda in the aggregate amounts of 850,000,000 pesos (US$424,951) each.  These obligations provided for quarterly payments of principal and interest of 226,884,845 pesos (approximately ($US113,429) for each loan.  During March 2010 each company borrowed an additional 200,000,000 pesos (US$102,957). At March 31, 2010, the balance on these loans was 820,028,023 (US$425,196) each.  These loans mature on March 27, 2011.  Interest currently accrues between 10.69% and 12.65% per annum.

On December 18, 2009, we received a loan in the principal amount of $1,000,000.  On January 14, 2010, we received an additional loan in the principal amount of $100,000.  Both loans accrue interest at the rate of 9.6%.  The loans are not secured and are payable December 18, 2010 and January 14, 2011, respectively.

During February 2010, our subsidiaries, Odin Energy and Odin Petroil, each obtained loans from Banco Colpatria Red Multibanco Colpatria S.A. in the aggregate amounts of 249,568,265 pesos (US$126,722) and 150,000,000 pesos (US$76,191), respectively.  At March 31, 2010, Odin Energy had a balance on this loan was 252,969,444 pesos (US$131,168) and Odin Petroil had a balance of 150,000,000 pesos (US$77,777). These loans matured in April 2010 and were paid in accordance with the terms of those loans.

During March 2010 our subsidiary company, Odin Petroil, obtained a factoring arrangement with Bancolex in the aggregate amount of 420,000,000 pesos (US$217,776) for the purchase of 38,024 barrels of crude.  This factoring agreement matured and was paid in accordance with the terms of the loan on May 29, 2010. Interest on the factoring arrangement accrued at 20.4%.

In July 2009, we formed Grupo Odin, S.A., a Colombian corporation (“Grupo Odin”), which was formed for the purpose of acting as a holding company for two of our subsidiary companies, Odin Energy and Odin Petroil, including our refining operations in Colombia.  During the 4th quarter of 2009 we assigned Odin Energy, Odin Petroil, and C.I. Odin Petroleum into Grupo Odin.  Thereafter, also during the 4th quarter of 2009, we commenced a private placement for a limited number of preferred shares of Grupo Odin in order to meet the minimum holdings of private ownership required by Colombian law and to raise additional capital for our expansion efforts of Odin Petroil.

Between November 3, 2009 and February 3, 2010, Grupo Odin conducted a private placement.  During 2009 Grupo Odin issued an aggregate of 2,792,500 Convertible Preferred Shares in consideration for 1,117,000,000 pesos (US$555,061) (approximately $0.20 per share).  Between January 1, 2010 and February 3, 2010, Grupo Odin issued an aggregate of 2,207,500 Convertible Preferred Shares in consideration for 883,000,000 pesos (US$445,245) (approximately $0.20 per share).  The Preferred Shares will be converted to Common Shares upon earlier of the date of record when the shares are registered with the Emitter and Values Register Office of the Financial Superintendence or 180 days from the date of the investment on a one for one basis.

Grupo Odin conducted a second private placement of Convertible Preferred Shares in Panama between March 8, 2009 and April 8, 2009 which raised 260,000,000 pesos (US$134,696) in exchange for 520,000 shares (500 pesos per share).  These Preferred Shares will be converted to Common Shares upon the date the shares are registered with the Emitter and Values Register Office of the Financial Superintendence.  During the 1st quarter of 2010 Grupo Odin raised an aggregate of 236,000,000 pesos (approx. US$122,263) in exchange for 472,000 shares of Convertible Preferred Stock from this private placement.  In April, 2010, Grupo Odin commenced a third private placement of Convertible Preferred Shares which as of the date of this report has raised 180,000,000 pesos (US$90,556) in exchange for 360,000 shares (500 pesos per share).  The Preferred Shares will be converted to Common Shares upon the date the shares are registered with the Emitter and Values Register Office of the Financial Superintendence at a rate of one Common Share for each share of Preferred Stock.  All of these Preferred Shares are nonvoting and will receive a 13.5% preferred return until they are converted to Common Shares.  This company also plans to pursue a listing on the Bogota stock exchange and pursue a public offering of its securities in Colombia during 2010 for the purpose of expanding the operations of Odin Petroil.

We continue to seek out equity capital in order to expand the operations of Odin Petroil, as well as to expand and acquire additional refineries.  However, because of the slow-down in the capital markets our efforts have not been successful in the US thus far.  It is for this reason that we are exploring overseas capital markets that have been more receptive to our efforts as described above.

We believe that we have sufficient funds available from these fund raising efforts, as well as from our operations, to allow us to be able to continue to develop our business plan over the next 12 months and in the foreseeable future.  Our objective in 2010 is to begin expansion of our petroleum refinery from 45,000 barrels per month to 231,000 barrels per month If we are successful in increasing production accordingly and are able to increase sales to absorb this increased production, we believe that we will generate a profit from operations during our fiscal year ended December 31, 2010.  There are no assurances that these factors will occur or that we will generate profits during our fiscal year ended December 31, 2010.  We expect to raise additional equity in the future in order to provide the financing for the expansion of our current refineries and to increase marketing efforts. There are no assurances that we will be successful in these efforts.  Failure to raise additional capital may have a negative impact on our results of operation.

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

Foreign currency translation – Our functional currency is United States dollars and the functional currency of our subsidiaries is Colombia pesos.  The operations of our subsidiaries are translated into U.S. dollars in accordance with ASC 830-10, Foreign Currency Translation as follows:

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

In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February, 2010.  The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  The Company adopted the updated guidance in 2009.  The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended March 31, 2010 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates

The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2010.

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

In addition, we are also exploring the possibility of developing additional refineries, including other refineries in coastal cities in Colombia.  We have developed what we consider to be a strong working relationship with the government in Colombia and have learned about the various aspects of developing refineries in that country.  We believe that it  therefore makes economic sense for us to consider expansion in this area.

We are also exploring the possibility of engaging in limited oil exploration activities in Colombia in order to reduce our crude costs and secure future sources of crude for our operations.  These proposed operations are expected to be offset locations to existing wells in order to minimize risk.  However, as of the date of this report we are in the discussion phase only and no definitive decisions on this matter have been made.

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

ITEM 4T.                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010, at the reasonable assurance level.

We believe that our consolidated unaudited financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three month period ended March 31, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

To our knowledge, there are no material legal proceedings by or against us, either pending or contemplated.

ITEM 1A.                                RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

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

AMIWORLD, INC.

Dated: June 18, 2010	By:s/ Mamoru Saito______________________ Mamoru Saito, Chief Executive Officer

Dated: June 18, 2010	By:s/ David Garin________________________ David Garin, Chief Financial Officer