Form 10-Q
period 2010-06-30
Amiworld, Inc.
filed 2010-08-20
CIK 1401273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 20, 2010, there were 23,218,110 shares of the Registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

AMIWORLD, INC.
________________________________

TABLE OF CONTENTS

Page No.

FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements (unaudited)	F-4-F-14

AMIWORLD, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2010	2009

	(Unaudited)
ASSETS
Current Assets
Cash	$3,024,126	$3,336,012
Accounts Receivable, net	13,796,547	5,803,869
Prepaid Expenses & Advance Payments	6,654,399	3,894,223
Due from Affiliate, net	487,695	1,305,308
Inventory	1,007,566	1,014,807

Total current assets	24,970,333	15,354,219

Fixed Assets
Land	554,521	519,862
Buildings	17,804,020	16,571,505
Construction in Progress	7,115,919	5,687,478
Machinery & Vehicles	338,263	314,808
Equipment & Furniture	851,418	748,936
Less: Accumulated Depreciation	(1,136,719)	(889,225)

	25,527,422	22,953,364

Other Assets
Deposits	1,107,652	1,119,283

	1,107,652	1,119,283

TOTAL ASSETS	$51,605,407	$39,426,866

LIABILITIES & EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$16,635,741	$8,481,676
Advance Deposits	1,048,962	-
Notes Payable - Bank	4,288,420	4,307,064
Notes Payable - Other	1,100,000	1,000,000

Total current liabilities	23,073,123	13,788,740

Stockholders' Equity
Preferred Shares: $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common Shares, $.001 par value, 175,000,000 shares authorized, 23,218,110 shares issued and outstanding	23,218	23,218
Additional Paid in Capital	30,915,067	30,915,067
Deferred Compensation Expense - Stock and Options	(745,000)	(894,000)
Accumulated Other Comprehensive Income	451,923	(933,423)
Accumulated Deficit	(7,681,006)	(5,691,153)

	22,964,202	23,419,709

Non-controlling Interest	5,568,082	2,218,417

TOTAL LIABILITIES & EQUITY	$51,605,407	$39,426,866

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

Revenue
Fuel Resale	$30,404,550	$7,702,768	$47,614,080	$10,440,200
Biodiesel	1,036,031	2,174,562	2,564,517	2,482,610
Petroleum Diesel	1,656,934	1,383,450	2,628,075	2,690,421

	33,097,515	11,260,780	52,806,672	15,613,231

Cost of Goods Sold
Fuel Resale	29,147,073	7,423,680	45,639,776	9,917,690
Biodiesel	1,251,944	1,185,285	2,904,514	1,515,971
Petroleum Diesel	1,928,931	1,027,028	3,129,319	2,156,018

	32,327,948	9,635,993	51,673,609	13,589,679

Gross Profit	769,567	1,624,787	1,133,063	2,023,552

General and Administrative Expenses
Operating Expenses	1,717,168	1,326,114	2,771,912	2,522,938
Compensation Expense - Stocks and Options	74,500	74,500	149,000	149,000
Depreciation	111,341	89,159	205,343	177,579

	1,903,009	1,489,773	3,126,255	2,849,517

Income (Loss) from operations	(1,133,442)	135,014	(1,993,192)	(825,965)

Other Income and (Expense)
Interest Income	59,207	228	139,350	394
Interest (Expense)	(125,582)	(54,130)	(304,016)	(72,484)
Miscellaneous Income	1,052	10,166	9,295	43,404

	(65,323)	(43,736)	(155,371)	(28,686)

Income (Loss) before provision for income tax	(1,198,765)	91,278	(2,148,563)	(854,651)
Provision for income tax	-	-	-	-

Net Income (Loss)	(1,198,765)	91,278	(2,148,563)	(854,651)
Less: Net (Income) Loss attributable to the noncontrolling interest	92,398	(16,696)	158,710	18,184

Net (Loss) attributable to Amiworld, Inc. common shareholders	(1,106,367)	74,582	(1,989,853)	(836,467)
Other Comprehensive Income/(Loss) - Net of Tax
Foreign currency translation gains (losses)	(38,945)	1,685,728	1,385,346	37,392

Comprehensive Income/(Loss)	$(1,145,312)	$1,760,310	$(604,507)	$(799,075)

Weighted average Income/(loss) per share (Basic and fully diluted)	$(0.05)	$0.00	$(0.09)	$(0.04)

Weighted average number of common shares outstanding (Basic and fully diluted)	23,218,110	24,708,110	23,218,110	23,218,110

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2010	2009

CASH PROVIDED BY (USED IN):
Operating Activities
Net (Loss)	$(2,148,563)	$(854,651)
Items not involving an outlay of funds:
Depreciation and Amortization	205,343	188,432
Compensation Expense - Options & Stocks	149,000	149,000

	(1,794,220)	(517,219)
Change in non-cash operating balances
Accounts Receivable	(8,353,606)	(8,172,507)
Prepaid Expenses & Advance Payments	(2,384,523)	(212,266)
Inventory	71,476	(412,324)
Deposits Refundable	(271)	-
Accounts Payable and Accrued Expense	7,902,930	7,461,225
Advance Deposits	1,001,047	(1,801,149)
Net cash provided by (used in) operating activities	(3,557,167)	(3,654,240)

Investing Activities
Purchase of fixed assets	(184,449)	(344,345)
Construction in Progress	(1,047,800)	-
Net cash (used in) investing activities	(1,232,249)	(344,345)

Financing Activities
Contributions by minority ownership	3,402,073	185,569
Proceeds from borrowing	4,709,589	3,092,689
(Repayments) from borrowing	(5,392,270)	(3,013,377)
Proceeds from borrowing from affiliated companies	5,286,529	342,774
(Repayments) from borrowing from affiliated companies	(4,365,278)	(122,978)
Net cash provided by financing activities	3,640,643	484,677

Effect of exchange rate changes on cash	836,888	37,392

(Decrease) in cash	(311,886)	(3,476,516)
Cash, beginning of year	3,336,012	5,046,725
Cash, end of the period	$3,024,126	$1,570,209

Supplemental Disclosure

Cash paid for interest	$-	$72,484
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
June 30, 2010
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

In March 2007, the Company acquired a subsidiary, Odin Energy Santa Marta Corporation S.A. (Odin Energy), in a transaction accounted for as a common control acquisition.  The results of operations of Odin Energy have been consolidated with those of Amiworld, Inc. from its inception on November 17, 2006 forward.

In December 2006, we formed a subsidiary, Odin Petroleum, Inc.  We invested $9,500 in exchange for 95% of the company’s shares and JASB of New York Corp., a New York corporation owned by our CEO and President, invested $500 in exchange for 5% of the company’s shares.  The results of operations of Odin Petroleum, Inc. have been consolidated with our operations from its inception on December 11, 2006 forward.

In April 2007, the Company acquired a 45% interest in Great Voyages Co., Ltd., a New York corporation owned by JASB of New York Corp., a New York corporation owned by the Company’s CEO and President, for the purpose of acquiring ships to transport goods, which upon commencement of this business will be limited to oil shipments.  We issued an aggregate of 45,000 shares of our Common Stock for this 45% interest.  The 45% acquisition of Great Voyages is treated as an investment accounted for under the equity method.

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

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, C.I. Odin Petroleum was incorporated in Colombia and it was capitalized with 200,679,000 pesos (US$98,101) by Odin Petroleum, Inc. in exchange for 200,679 shares (100% of C.I. Odin Petroleum’s stock).  On December 15, 2009, Odin Petroleum, Inc. exchanged 190,644 of its shares for 476,610 shares of Grupo Odin.

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

On September 30, 2008, Odin ZF, a company which is owned by Mamoru Saito, our CEO, entered into a lease with a purchase option for another refinery in Colombia.  At the same time, Odin Petroil and Odin ZF entered into an agreement to finance this refinery with an option to assume this lease and purchase option.  Odin Petroil suspended this agreement during March 2009 due to complexities involved in the lease/purchase arrangement being done by Odin ZF.  Should circumstances change, Odin Petroil continues to have an option to resume the lease and subsequently acquire this refinery at its option.  Odin Petroil has continued to operate the facility in a management capacity, and during 2009 terms were established, whereby we received a management fee of 300,000,000 pesos monthly (US$145,300).  During the six month periods ended June 30, 2010 and June 30, 2009, Odin Petroil billed fees totaling 1,800,000,000 pesos (US$939,232).  The contract is on a month to month basis and is cancellable by either party upon 30 days written notice.  During the six month period ended June 30, 2010, the cost of operation of this facility was approximately $450,000.  The results of Odin ZF have been consolidated with Amiworld for the six months ended June 30, 2010.

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
June 30, 2010
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

Long-Lived Assets

In accordance with ASC 360-10 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company has determined that no impairment existed at December 31, 2009 or June 30, 2010.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Amounts

ASC 260-10 "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.  Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive.  For the interim period ended June 30, 2010, outstanding options to purchase 1,411,500 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

Fair Value of Financial Instruments

ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010.

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

The Company has recently adopted the following new accounting standards:

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  The ASU was adopted during the period ended June 30, 2010 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
June 30, 2010
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

(2)   NOTES PAYABLE

In July 2008, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$257,929) each. Subsequently, these two subsidiaries have made routine draws and payments pursuant to the terms of this agreement.  At June 30, 2010, Odin Energy had an outstanding loan balance of 538,097,699 pesos (US$280,777) and Odin Petroil had an outstanding loan balance of 548,975,652 pesos (US$286,453).  These lines of credit mature between the date of this report and February 12, 2011.  Interest currently accrues at the rates between 9.02% to 10.18% per annum.

During October 2008, our subsidiary, C.I. Odin Petroleum, entered into an agreement with Bancolombia to allow the company to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days.  The interest and terms vary based on current bank rates.  As of June 30, 2010 we had an aggregate debt related to this agreement of 1,201,907,475 pesos (US$627,150).

During September 2009, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco GNB Sudameris in the aggregate amounts of 1,000,000,000 pesos (US$515,857) each.  At June 30, 2010, the balance on these loans was 856,829,110 pesos (US$447,089) each.  The maturity dates of these loans have been extended from December 7, 2009 until September 1, 2010 for the Odin Energy loan and September 6, 2010 for the Odin Petroil loan. Interest currently accrues at 11.5% per annum.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

(2)   NOTES PAYABLE (Continued)

During November 2009, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Davivienda in the aggregate amounts of 850,000,000 pesos (US$424,951) each.  These obligations provided for quarterly payments of principal and interest of 226,884,845 pesos (approximately (US$113,429) for each loan.  During March 2010, each company borrowed an additional 200,000,000 pesos (US$102,957) and during June 2010 each company borrowed an additional 200,000,000 pesos (US$101,866).  At June 30, 2010, the balance on these loans was 781,420,969 pesos (US$407,742) each.  These loans mature on March 27, 2011.  Interest currently accrues at 10.69% per annum.

On December 18, 2009, we received a loan in the principal amount of $1,000,000.  On January 14, 2010, we received an additional loan in the principal amount of $100,000.  Both loans accrue interest at the rate of 9.6%.  The loans are not secured and are payable December 18, 2010 and January 14, 2011, respectively.

During May and June 2010, our subsidiary company, Odin Petroil, obtained factoring arrangements with Bancolex in the aggregate amount of 446,663,416 pesos (US$233,067) for the purchase of crude.  At June 30, 2010, the aggregate balance on these loans was 448,627,848 pesos (US$234,092).  These factoring agreements mature between July 30, 2010 and August 25, 2010.  Interest on the factoring arrangements accrues between 9.5% and 9.12%.  These loans have or will be paid pursuant to the payment terms.

On April 15, 2010, our subsidiary company, Grupo Odin, obtained a capital lease from Occident S.A.Compania de Financiamiento for the purpose of constructing tanks on the property adjacent to our property which is owned by Odin Energy Corporation, a Panamanian corporation owned in part by our CEO, Mamoru Saito.  The tanks will be used for the purpose of mixing our products for re-sale by our group.  The total that will be borrowed under the lease is 1,799,194,398 pesos (US$938,811) and the payments due under the lease are 2,274,838 pesos (US$1,187) on May 15, 2010, 5,360,339 pesos (US$2,797) on June 30, 2010, 16,082,932 pesos (US$8,392) from July through December 2010, and 36,137,187 pesos (US$18,851) for January 2011 through December 2015 for a total of 2,271,702,691 pesos (US$1,185,364).  The option to purchase the tanks at the end of the lease is 16,192,749 pesos (US$8,449).  As of June 30, 2010 Grupo Odin had a balance of 1,196,934,764 pesos (US$624,555).

On May 31, 2010, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco de Villas in the amounts of 600,000,000 pesos (US$304,329) and 400,000,000 (US$202,886), respectively.  At June 30, 2010, Odin Energy and Odin Petroil, had a balance of 604,525,000 (US$315,438) and 403,016,667 (US$210,292), respectively.  These loans mature on December 1, 2010.  Interest currently accrues at 9.05% per annum.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

(3)  RELATED PARTY TRANSACTIONS AND BALANCES

From time to time we have borrowed, loaned, and conducted business with our affiliated entities.  Following is a table of balances owed by us, or to us, as of June 30, 2010 and December 31, 2009:

	6/30/2010	12/31/2009

Receivable/(Payable) – JASB of New York Corporation	$(58,850)	$297,810
Receivable/(Payable) – C.I. JASB Colombia	(371,669)	1,859,182
Receivable/(Payable) – Odin Energy Japan	615,743	(890,967)
(Payable) – Odin Energy Corp.	(56,207)	—
Receivable – Musso’s Captain Table, Inc.	—	17,000
Receivable – EBOA, Ltd.	345,206	20,000
Receivable – EUBK Stockhouse	8,100	—
Receivable – Z International, CA	1,774	1,647
Receivable – Great Voyages, Ltd.	3,598	636

	$487,695	$1,305,308

The receivables listed above accrue interest at the rate of six percent (6%) per annum and are due upon demand.  The receivables arose principally out of a need by the company to maintain a 4.5% interest in Grupo Odin in order to maintain the minority ownership required pursuant to Colombia law and avoid the companies dissolutions.  In addition amounts were advanced to C.I. JASB and other entities within the group to continue the advancement of the mix refinery being constructed adjacent to our refinery which Amiworld intends to acquire.  Most of the receivables were settled during the second quarter of 2010 as the entities were able to repay the debts.  The group of affiliated companies is principally owned and controlled by JASB Co., Ltd. and we have received assurances the remaining balances will be returned to the company prior to the end of the third quarter of 2010. The accounts payable listed above carry no stated interest or repayment terms.

On March 24, 2009, the Company entered into a contract with JASB Corporation to allow Amiworld to utilize JASB Corporation’s office staff, office space, and office equipment, among other things for the purpose of aiding Odin Petroleum’s efforts to sell our products.  We paid JASB fees of approximately $237,463 and $115,017 during the six months ended June 30, 2010 and June 30, 2009, respectively.

During April 2010, our subsidiary company, Odin Energy, obtained a capital lease from Occident S.A.Compania de Financiamiento for the purpose of constructing tanks on the property adjacent to our property, owned by Odin Energy Corporation, a Panamanian corporation owned in part by our CEO, Mamoru Saito.  The tanks will be used for the purpose of mixing our products for re-sale by our group.  The tanks are being subleased by Odin Energy Corporation.  The payments on this sublease will be made in the amounts of $1,319 during May 2010, $3,108 during June 2010, $9,324 from July through December 2010, and $20,945 for the period January 2011 through December 2015 for a total of $1,317,071.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

(4)   STOCK OPTIONS

The status of our stock option awards is summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding December 31, 2008	1,490,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	(78,500)	-
Outstanding December 31, 2009	1,411,500	$1.00

Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding June 30, 2010	1,411,500	$1.00

The following table summarizes information about our options outstanding at June 30, 2010:

Outstanding and exercisable:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.00	1,411,500	3 ½	$1.00

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
June 30, 2010
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

(6)   CONCENTRATIONS

As of June 30, 2010 and December 31, 2009, accounts receivable from two customers and one customer accounted for approximately 97.6% and 95.4% of accounts receivable, respectively.

During the six months ended June 30, 2010 and June 30, 2009, two customers and one customer accounted for approximately 90.3% and 66.9% of sales, respectively.

(7)   PRIVATE PLACEMENTS

Between November 3, 2009 and February 3, 2010 Grupo Odin conducted a private placement in Colombia.  During 2009, Grupo Odin issued an aggregate of 2,792,500 Convertible Preferred Shares in consideration for 1,117,000,000 pesos (US$555,061) (approximately $0.20 per share).  During 2010, Grupo Odin issued an aggregate of 2,207,500 Convertible Preferred Shares in consideration for 883,000,000 pesos (US$445,245) (approximately $0.20 per share).  The shares will be converted to Common Shares upon the earlier of the date of record when the shares are registered with the Emitter and Values Register Office of the Financial Superintendence or 180 days from the date of the investment on a one for one basis.

AMIWORLD, INC.
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited)

(7)   PRIVATE PLACEMENTS (Continued)

Grupo Odin conducted a private placement of Convertible Preferred Shares in Colombia between March 8, 2010 and April 8, 2010 which raised 5,760,000,000 pesos (US$2,956,828) in exchange for 11,520,000 shares (500 pesos per share).  These Preferred Shares will be converted to Common Shares upon the date the shares are registered with the Emitter and Values Register Office of the Financial Superintendence.  During the three months ended March 31, 2010 Grupo Odin raised an aggregate of 236,000,000 pesos (approx. US$122,263) in exchange for 472,000 shares of Convertible Preferred Stock from this private placement.  During the three months ended June 30, 2010, Grupo Odin raised an aggregate of 5,524,000,000 (US$2,834,565) in exchange for 11,048,000 shares (500 pesos per share).  The Preferred Shares will be converted to Common Shares upon the date the shares are registered with the Emitter and Values Register Office of the Financial Superintendence at a rate of one Common Share for each share of Preferred Stock.

All of these Convertible Preferred Shares are nonvoting and will receive a 13.5% preferred return until they are converted to Common Shares.  This company also plans to pursue a listing on the Bogota stock exchange and pursue a public offering of its securities in Colombia during 2010 for the purpose of expanding the operations of Odin Petroil.

Upon conversion, these shares will dilute our ownership in Grupo Odin from our current 95.2% ownership to 87.4% ownership.

(8)   SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to June 30, 2010, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements other than the following:

On July 31, 2010, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Colmena Bank in the amount of US$250,000 each.  These loans mature on July 1, 2012 and are payable in quarterly installments.  Interest currently accrues at 9.1% per annum.

On July 31, 2010, Odin Petroil, obtained a loan from Occidente Bank in the amount of US$250,000.  This loan matures on July 31, 2011 and is payable in quarterly installments.  Interest currently accrues at 8% per annum.

Since June 30, 2010 through the date of this report, our subsidiary company, Grupo Odin, has sold an additional 412,000 shares of preferred stock (500 pesos per share) for an aggregate of 206,000,000 pesos (US$114,000).  These convertible Preferred Shares will be converted to Common Shares upon the date the shares are registered with the Emitter and Values Register Office of the Financial Superintendence at a rate of one Common Share for each share of Preferred Stock.  These Convertible Preferred Shares are nonvoting and will receive a 13.5% preferred return until they are converted to Common Shares.  Upon conversion along with all of the Grupo Odin preferred shares, these shares will dilute our ownership in Grupo Odin from our current 95.2% ownership to 87.2% ownership.

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

On September 30, 2008 Odin ZF, a company which is owned by Mamoru Saito, our CEO entered into a lease with a purchase option for another refinery in Colombia.  At the same time Odin Petroil and Odin ZF entered into an agreement to finance this refinery with an option to assume this lease and purchase option.  Odin Petroil suspended this agreement during March 2009 due to complexities involved in the lease/purchase arrangement being done by Odin ZF.  Should circumstances change, Odin Petroil continues to have an option to resume the lease and subsequently acquire this refinery at its option.  Odin Petroil has continued to operate the facility in a management capacity and during 2009 terms were established, whereby we received a management fee of 300,000,000 pesos monthly (US$145,300).  During the six month periods ended June 30, 2010 and June 30, 2009 Odin Petroil billed fees totaling 1,800,000,000 pesos (US$939,232).  The contract is on a month to month basis and is cancellable by either party upon 30 days written notice.  During the six month period ended June 30, 2010, the cost of operation of this facility was approximately $450,000.  The results of Odin ZF have been consolidated with Amiworld for the year ended December 31, 2009 and the six months ended June 30, 2010.

As of the date of this Report, we are concentrating our efforts and resources into the operations of our biodiesel plant, petroleum refinery and Odin Petroleum.  If we are successful in this endeavor we will then address the development of the proposed business of Great Voyages.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended June 30, 2010 and 2009

During the three months ended June 30, 2010 our revenues increased by $21,836,735, from $11,260,780 during the three months ended June 30, 2009 to $33,097,515 during the three months ended June 30, 2010.  This was primarily attributable to increased revenues from our fuel resale operations, which increased by $22,701,782, from $7,702,768 for the three months ended June 30, 2009 to $30,404,550 for the three months ended June 30, 2010.  The increase was due to having five sales during the three months ended June 30, 2010 compared to only having one sale for the three months ended June 30, 2009.  During the three months ended June 30, 2009 our fuel resale operations shipped 120,000 barrels of IFO 380.  During the three months ended June 30, 2010 our fuel resale operations shipped 252,000 barrels of IFO 380 and 15,500 tons of biodiesel.  While no assurances can be made, we believe we will be able to continue to increase revenues from fuel re-sale based on current customers and our current negotiations with potential additional customers.

In addition, our revenues from our refinery operations increased by $273,484, from $1,383,450 for the three months ended June 30, 2009 to $1,656,934 for the three months ended June 30, 2010. This increase was attributable to an increase in our average price per barrel of diesel of approximately $37 from approximately $53 in the three months ended June 30, 2009 to approximately $90 per barrel for the three months ended June 30, 2010.  This increase was partially offset by a decline in sales of refined diesel products, which decreased by 7,830 barrels, from 26,321 barrels for the three months ended June 30, 2009, to 18,491 barrels in the three months ended June 30, 2010 (29% decrease).  Our sales from our diesel products are primarily to shipping companies and, as such, we are highly dependent on the timing of ships arriving at the Santa Marta port and our being able to negotiate terms upon their arrival.  Our sales will continue to fluctuate based on the arrival of ships to the port and our ability to negotiate and consummate sales to those shipping companies until such time as we are able to diversify or solidify our customer base.  Our revenues from our biodiesel operations decreased by $1,138,531, from $2,174,562 for the three months ended June 30, 2009 to $1,036,031 for the three months ended June 30, 2010.  This decrease was the result of decreased product sales of 9,604 barrels, from 13,899 barrels during our three months ended June 30, 2009, to 4,295 barrels during our three months ended June 30, 2010 (69% decrease).  We had a decrease in volume because we did not complete sales to any major refineries in 2010 since we could not generate a sufficient markup to justify the sales.  Due to market conditions, the average price we were able to sell our biodiesel increased by approximately $85 per barrel, from approximately $156 during the three months ended June 30, 2009, to approximately $241 during the three months ended June 30, 2010.

Cost of goods sold increased by $22,691,955, from $9,635,993 for the three months ended June 30, 2009 to $32,327,948 during the three months ended June 30, 2010. Specifically, our cost of goods sold for our petroleum re-sale increased by $21,723,393, from $7,423,680 for the three months ended June 30, 2009, to $29,147,073 for the three months ended June 30, 2010, as the result of increased sales. Our cost of goods sold for biodiesel increased by $66,659 from $1,185,285 in the three months ended June 30, 2009 to $1,251,944 during the three months ended June 30, 2010, due to increased production costs and periods of inactivity while we made improvements to our plant to increase efficiency and enable us to process additional feedstock during the three months ended June 30, 2009.  Our cost of goods sold for our petroleum diesel increased by $901,903, from $1,027,028 for the three months ended June 30, 2009 to $1,928,931 for the three months ended June 30, 2010, as the result of increased production costs.

Our gross profit decreased by $855,220, from $1,624,787 (14.4% of sales) during the three months ended June 30, 2009 to $769,567 (2.3% of sales) for the three months ended June 30, 2010.  Our gross profit from our petroleum resell operation increased by $978,389, from $279,088 for the three months ended June 30, 2009 to $1,257,477 for the three months ended June 30, 2010, as a result of having five sales during the three months ended June 30, 2010, compared to only having one sale during the three months ended June 30, 2009. Our gross profit from biodiesel decreased by $1,205,190, from a gross profit of $989,277 for the three months ended June 30, 2009 to a gross loss of $215,913 for the three months ended June 30, 2010, primarily due to increased staffing and increased palm oil prices combined with decreased sales.  Our gross profit from petroleum diesel decreased by $628,419, from a gross profit of $356,422 for the three months ended June 30, 2009 to a gross loss of $271,997 for the three months ended June 30, 2010, primarily as a result of decreased product sales with increased crude costs and production overhead.

During the three months ended June 30, 2010, our general and administrative expenses increased by $413,236, from $1,489,773 in the three months ended June 30, 2009 to $1,903,009 in the three months ended June 30, 2010.  Our general and administrative expenses rose in several categories due to the expansion of operations, including but not limited to: (i) wage expense increased by $207,790 due to added staffing for Grupo Odin and staff related to our efforts to enter the oil drilling and production business; (ii) legal, accounting, and professional fees increased by $88,518 primarily due to legal fees associated with our listing efforts in Colombia and Panama; (iii) postage and shipping increased by $14,003; (iv) repairs and maintenance increased by $24,294; (v) office, supply, and miscellaneous increased by $178,723 as a result of general overhead being combined in Grupo Odin; and (vi) advertising, marketing, and public relations increased by $474,650 due to increased commission payments on our Odin Petroleum resale business. Our general and administrative expenses also decreased in several categories due to improvements on our ability to better manage our operations, including but not limited to (i) bank charges decreased by $3,794; (ii) telephone and utilities decreased by $8,628; (iii) travel decreased by $42,411; (iv) rent decreased by $1,631 due to decreased equipment rentals; (v) insurance decreased by $1,308; (vi) research and development decreased by $321,233 as a result of our company not conducting any additional research during 2010; and (vii) production related costs decreased by $217,920 due to the fact we did not have periods of inactivity of our plants during 2010.  During 2009, certain operational costs associated with unused capacity of our biodiesel plant were classified as administrative costs.  During the three months ended June 30, 2010, all operational costs of our biodiesel plant were included as cost of sales.  A summary of our general and administrative expenses is as follows:

	Three Months Ended June 30,

	2010	2009

	(Unaudited)	(Unaudited)
General and Administrative Expenses
Compensation expense - options	$74,500	$74,500
Depreciation and amortization	111,341	89,159
Legal and professional	233,371	144,853
Wage expense	463,889	256,099
Supplies, office, and miscellaneous expense	221,870	43,147
Telephone and utilities	41,646	50,274
Rents	57,435	59,066
Bank fees	33,573	37,367
Hotel, travel, and entertainment	18,162	60,573
Postage and shipping	102,188	88,185
Advertising, marketing, and public relations	498,030	23,380
Insurance	13,755	15,063
Repairs and maintenance	33,249	8,954
Research and development	—	321,233
Production related costs	—	217,920
	$1,903,009	$1,489,773

Our other income and (expense) changed by $21,587, from an expense of $43,736 for the three months ended June 30, 2009 to an expense of $65,323 for the three months ended June 30, 2010.  This change is attributable to (i) an increase of $58,979 in interest income as a result of the addition of receivables from related parties; (ii) an increase of $71,452 in interest expense as a result of carrying additional debt financing to continue to develop our operations; and (iii) a decrease in miscellaneous income of $9,114.  Miscellaneous income for our three months ended June 30, 2009 consisted of $2,151 in sales of residual fuel products, shipping fees of $5,857, and $2,158 in various fees.  Miscellaneous income in our three months ended June 30, 2010 consisted of $1,052 in sales of residual fuel products.

As a result, we generated a net loss of $1,106,367 during the three months ended June 30, 2010 (approximately $.05 per share) compared to net income of $74,582 during the three months ended June 30, 2009 (less than $.01 per share).

Comparison of Results of Operations for the six months ended June 30, 2010 and 2009

During the six months ended June 30, 2010, our revenues increased by $37,193,441, from $15,613,231 during the six months ended June 30, 2009 to $52,806,672 during the six months ended June 30, 2010.  This was primarily attributable to increased revenues from our fuel resale operations, which increased by $37,173,880, from $10,440,200 for the six months ended June 30, 2009 to $47,614,080 for the six months ended June 30, 2010.  The increase was due to having eight sales during the six months ended June 30, 2010, compared to only having two sales for the six months ended June 30, 2009. During the six months ended June 30, 2009 our fuel resale operations shipped 182,500 barrels of IFO 380.  During the six months ended June 30, 2010 our fuel resale operations shipped 389,000 barrels of IFO 380 and 24,000 tons of biodiesel.  While no assurances can be made, we believe we will be able to continue to increase revenues from fuel re-sale based on current customers and our current negotiations with potential additional customers.

In addition, our revenues from our biodiesel operations increased by $81,907, from $2,482,610 for the six months ended June 30, 2009 to $2,564,517 for the six months ended June 30, 2010.  This increase was due to an increase in the average price we were able to sell our biodiesel which increased by approximately $31 per barrel from approximately $151 per barrel during the six months ended June 30, 2009 to approximately $182 per barrel during the six months ended June 30, 2010.  Our product sales decreased by 2,378, barrels from 16,478 barrels during our six months ended June 30, 2009 to 14,100 during the six months ended June 30, 2010.  Our revenues from our refinery operations decreased by $62,346, from $2,690,421 for the six months ended June 30, 2009 to $2,628,075 for the six months ended June 30, 2010. This decrease was attributable to a decline in sales of refined diesel products, which decreased by 23,892 barrels, from 51,296 barrels for the six months ended June 30, 2009 to 27,404 barrels in the six months ended June 30, 2010 (47% decrease).  The decrease was largely offset by an increase of the average price per barrel of diesel of approximately $44, from approximately $52 in the six months ended June 30, 2009 to approximately $96 in the six months ended June 30, 2010.  Our sales from our diesel products are primarily to shipping companies and, as such, we are highly dependent on the timing of ships arriving at the Santa Marta port and our being able to negotiate terms upon their arrival.  Our sales will continue to fluctuate based on the arrival of ships to the port and our ability to negotiate and consummate sales to those shipping companies until such time as we are able to diversify or solidify our customer base.

Cost of goods sold increased by $38,083,930, from $13,589,679 for the six months ended June 30, 2009 to $51,673,609 during the six months ended June 30, 2010.  Specifically, our cost of goods sold for our petroleum re-sale increased by $35,722,086, from $9,917,690 for the six months ended June 30, 2009 to $45,639,776 for the six months ended June 30, 2010, as the result of increased sales. Our cost of goods sold for biodiesel increased by $1,388,543 from $1,515,971 in the six months ended June 30, 2009 to $2,904,514 during the six months ended June 30, 2010, due to increased sales and periods of inactivity while we made improvements to our plant to increase efficiency and enable us to process additional feedstocks during the six months ended June 30, 2009.  Our cost of goods sold for our petroleum diesel increased by $973,301, from $2,156,018 for the six months ended June 30, 2009 to $3,129,319 for the six months ended June 30, 2010, as the result of increased production costs.

Our gross profit decreased by $890,489 from $2,023,552 (2.1% of sales) during the six months ended June 30, 2009 to $1,133,063 (13% of sales) for the six months ended June 30, 2010.  Our gross profit from our petroleum resell operation increased by $1,451,794, from $522,510 for the six months ended June 30, 2009 to $1,974,304 for the six months ended June 30, 2010, as a result of having eight sales during the six months ended June 30, 2010 compared to only having two sales during the six months ended June 30, 2009. Our gross profit from biodiesel decreased by $1,306,636, from a gross profit of $966,639 for the six months ended June 30, 2009 to a gross loss of $339,997 for the six months ended June 30, 2010, primarily due to increased staffing and palm oil prices combined with increased sales.  Our gross profit from petroleum diesel decreased by $1,035,647, from a gross profit of $534,403 for the six months ended June 30, 2009 to a gross loss of $501,244 for the six months ended June 30, 2010, primarily as a result of decreased product sales with increased crude costs and production overhead.

During the six months ended June 30, 2010, our general and administrative expenses increased by $276,738, from $2,849,517 in the six months ended June 30, 2009 to $3,126,255 in the six months ended June 30, 2010.  Our general and administrative expenses rose in several categories due to the expansion of operations, including but not limited to: (i) wage expense increased by $289,245 due to added staffing for Grupo Odin and staff related to our efforts to enter the oil drilling and production business; (ii) rent increased by $14,457 due to the addition of administrative office rentals; (iii) legal, accounting, and professional fees increased by $75,461 primarily due to legal fees associated with our listing efforts in Colombia and Panama; (iv) postage and shipping increased by 3,747; (v) repairs and maintenance increased by $38,522; (vi) office, supply, and miscellaneous increased by $105,602 as a result of general overhead being combined in Grupo Odin; and (vii) advertising, marketing, and public relations increased by $622,598 due to increased commission payments on our Odin Petroleum resale business. Our general and administrative expenses also decreased in several categories due to improvements on our ability to better manage our operations, including but not limited to (i) bank charges decreased by $50,635; (ii) telephone and utilities decreased by $26,403; (iii) travel decreased by $75,974; (iv) insurance decreased by $1,370; (v) research and development decreased by $528,356 as a result of our company not conducting any additional research during 2010; and (ix) production related costs decreased by $217,920 due to the fact we did not have periods of inactivity of our plants during 2010.  During 2009, certain operational costs associated with unused capacity of our biodiesel plant were classified as administrative costs.  During the six months ended June 30, 2010, all operational costs of our biodiesel plant were included as cost of sales.  A summary of our general and administrative expenses is as follows:

	Six Months Ended June 30,

	2010	2009

	(Unaudited)	(Unaudited)
General and Administrative Expenses
Compensation expense - options	$149,000	$149,000
Depreciation and amortization	205,343	177,579
Legal and professional	458,118	382,657
Wage expense	725,430	436,185
Supplies, offices, and miscellaneous expense	261,845	156,243
Telephone and utilities	81,433	107,836
Rents	133,930	119,473
Bank fees	61,757	112,392
Hotel, travel, and entertainment	59,837	135,811
Postage and shipping	124,392	120,645
Advertising, marketing, and public relations	774,238	151,640
Insurance	26,255	27,625
Repairs and maintenance	64,677	26,155
Research and development	—	528,356
Production related costs	—	217,920
	$3,126,255	$2,849,517

Our other income and (expense) changed by $126,685, from an expense of $28,686 for the six months ended June 30, 2009 to an expense of $155,371 for the six months ended June 30, 2010.  This change is attributable to (i) an increase of $138,956 in interest income as a result of the addition of receivables from related parties; (ii) an increase of $231,532 in interest expense as a result of carrying additional debt financing to continue to develop our operations; and (iii) a decrease in miscellaneous income of $34,109.  Miscellaneous income for our six months ended June 30, 2009 consisted of $29,996 in sales of residual fuel products, shipping fees of $11,195, and $2,213 in various fees.  Miscellaneous income in our six months ended June 30, 2010 consisted of $6,946 in sales of residual fuel products, shipping fees of $1,078, and $1,271 in various fees.

As a result, we generated a net loss of $1,989,853 during the six months ended June 30, 2010 (approximately $.09 per share) compared to a net loss of $836,467 during the six months ended June 30, 2009 (approximately $.04 per share).

Liquidity and Capital Resources

At June 30, 2010, we had $3,024,126 in cash.  At June 30, 2010, we had accounts receivable of $13,796,547.  This represents an increase of $7,992,678 from December 31, 2009 when we had a balance of $5,803,869 in our accounts receivable.  This change was primarily related to sales from Odin Petroleum, Inc. to one customer in the amount of $6,800,000 which occurred on June 18, 2010 and to another customer in the amount of $6,233,592 on June 25, 2010.  Both receivables were subsequently collected in July 2010.  The timing was due to the product being FOB at shipping point, but not being payable until received at destination per contract terms.  Our normal terms range from cash upon delivery to 30 days depending on the customer’s history and credit.  Typically 90% to 95% of our customers pay within this date range unless we have made arrangements to the contrary.  We had no receivable write offs during the periods covered in this report or since we commenced operations.

Historically, we have engaged in limited debt financing through affiliated companies.  While there is no relevant written agreement, we have an ongoing ability to borrow funds on an as-needed basis.  Following is a table of balances owed by us, or to us, as of June 30, 2010 and December 31, 2009:

	6/30/2010	12/31/2009

Receivable/(Payable) – JASB of New York Corporation	$(58,850)	$297,810
Receivable/(Payable) – C.I. JASB Colombia	(371,669)	1,859,182
Receivable/(Payable) – Odin Energy Japan	615,743	(890,967)
(Payable) – Odin Energy Corp.	(56,207)	—
Receivable – Musso’s Captain Table, Inc.	—	17,000
Receivable – EBOA, Ltd.	345,206	20,000
Receivable – EUBK Stockhouse	8,100	—
Receivable – Z International, CA	1,774	1,647
Receivable – Great Voyages, Ltd.	3,598	636

	$487,695	$1,305,308

The receivables listed above accrue interest at the rate of six percent (6%) per annum and are due upon demand.  The receivables arose principally out of a need by the company to maintain a 4.5% interest in Grupo Odin in order to maintain the minority ownership required pursuant to Colombia law and avoid the companies’ dissolutions.  In addition amounts were advanced to C.I. JASB and other entities within the group to continue the advancement of the mix refinery being constructed adjacent to our refinery which Amiworld intends to acquire.  Most of the receivables were settled during the second quarter of 2010 as the entities were able to repay the debts.  The group of affiliated companies is principally owned and controlled by JASB Co., Ltd. and we have received assurances the remaining balances will be returned to the company prior to the end of the third quarter of 2010. The accounts payable listed above carry no stated interest or repayment terms.

We believe we will be able to obtain additional loans or receive repayments from these affiliated entities in the future should the need arise.  Our Board of Directors, on a case-by-case basis, will make future decisions on indebtedness.  Terms and conditions will be made in accordance with standard market practices.  Repayment terms will be determined on a case-by-case basis to coincide with our and our affiliates’ cash reserves and abilities to generate ongoing profits and cash flows and consideration will need to be made to our liquidity and our ability to service our existing operations prior to the inception of new lending.

In July 2008, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained unsecured revolving lines of credit from Bancolombia in the aggregate amounts of 500,000,000 pesos (US$257,929) each. Subsequently, these two subsidiaries have made routine draws and payments pursuant to the terms of this agreement.  At June 30, 2010, Odin Energy had an outstanding loan balance of 538,097,699 pesos (US$280,777) and Odin Petroil had an outstanding loan balance of 548,975,652 pesos (US$286,453).  These lines of credit mature between the date of this report and February 12, 2011.  Interest currently accrues at the rates between 9.02% to 10.18% per annum.

During October 2008, our subsidiary, C.I. Odin Petroleum, entered into an agreement with Bancolombia to allow the company to factor purchase-sale commercial and exchange bills, checks, and other securities for periods generally ranging between 30 to 180 days.  The interest and terms vary based on current bank rates.  As of June 30, 2010 we had an aggregate debt related to this agreement of 1,201,907,475 pesos (US$627,150).

During September 2009 two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco GNB Sudameris in the aggregate amounts of 1,000,000,000 pesos (US$515,857) each.  At June 30, 2010, the balance on these loans was 856,829,110 (US$447,089) each.  The maturity dates of these loans have been extended from December 7, 2009 until September 1, 2010 for the Odin Energy loan and September 6, 2010 for the Odin Petroil loan.  Interest currently accrues at 11.5% per annum.

During November 2009, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Davivienda in the aggregate amounts of 850,000,000 pesos (US$424,951) each.  These obligations provided for quarterly payments of principal and interest of 226,884,845 pesos (approximately ($US113,429) for each loan.  During March 2010 each company borrowed an additional 200,000,000 pesos (US$102,957) and during June 2010 each company borrowed an additional 200,000,000 pesos (US$101,866).  At June 30, 2010, the balance on these loans was 781,420,969 (US$407,742) each.  These loans mature on March 27, 2011.  Interest currently accrues at 10.69% per annum.

On December 18, 2009, we received a loan in the principal amount of $1,000,000.  On January 14, 2010, we received an additional loan in the principal amount of $100,000.  Both loans accrue interest at the rate of 9.6%.  The loans are not secured and are payable December 18, 2010 and January 14, 2011, respectively.

On April 15, 2010, our subsidiary company Grupo Odin obtained a capital lease from Occident S.A.Compania de Financiamiento for the purpose of constructing tanks on the property adjacent to our property which is owned by Odin Energy Corporation, a Panamanian corporation owned in part by our CEO, Mamoru Saito.  The tanks will be used for the purpose of mixing our products for re-sale by our group.  The total that will be borrowed under the lease is 1,799,194,398 pesos (US$938,811) and the payments due under the lease are 2,274,838 pesos (US$1,187) on May 15, 2010, 5,360,339 pesos (US$2,797) on June 30, 2010, 16,082,932 pesos (US$8,392) from July through December 2010, and 36,137,187 pesos (US$18,851) for January 2011 through December 2015 for a total of 2,271,702,691 pesos (US$1,185,364).  The option to purchase the tanks at the end of the lease is 16,192,749 pesos (US$8,449).  As of June 30, 2010 Grupo Odin had a balance of 1,196,934,764 pesos (US$624,555).

During May and June 2020 our subsidiary company, Odin Petroil, obtained a factoring arrangements with Bancolex in the aggregate amount of 446,663,416 pesos (US$233,067) for the purchase of crude.  At June 30, 2010, the aggregate balance on these loans was 448,627,848 pesos (US$234,092).  These factoring agreements mature between July 30, 2010 and August 25, 2010.  Interest on the factoring arrangements accrues between 9.5% and 9.12%. These loans have or will be paid pursuant to the payment terms.

On May 31, 2010, two of our subsidiary companies, Odin Energy and Odin Petroil, obtained loans from Banco de Villas in the amounts of 600,000,000 pesos (US$304,329) and 400,000,000 (US$202,886), respectively.  At June 30, 2010, Odin Energy and Odin Petroil, had a balance of 604,525,000 (US$315,438) and 403,016,667 (US$210,292), respectively.  These loans mature on December 1, 2010.  Interest currently accrues at 9.05% per annum.

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

On July 31, 2010, Odin Energy and Odin Petroil obtained loans from Colmena Bank in the amount of US$250,000 each.  These loans mature on July 1, 2012 and are payable in quarterly installments.  Interest currently accrues at 9.1% per annum.  On July 31, 2010, Odin Petroil obtained a loan from Occidente Bank in the amount of US$250,000.  This loan matures on July 31, 2011 and is payable in quarterly installments.  Interest currently accrues at 8% per annum.

Since June 30, 2010 through the date of this report, Grupo Odin has sold an additional 412,000 shares of preferred stock (500 pesos per share) for an aggregate of 206,000,000 pesos (US$114,000).  These convertible Preferred Shares will be converted to Common Shares upon the date the shares are registered with the Emitter and Values Register Office of the Financial Superintendence at a rate of one Common Share for each share of Preferred Stock.  These Convertible Preferred Shares are nonvoting and will receive a 13.5% preferred return until they are converted to Common Shares.  Upon conversion along with all of the Grupo Odin preferred shares, these shares will dilute our ownership in Grupo Odin from our current 95.2% ownership to 87.2% ownership.

Grupo Odin conducted a private placement of Convertible Preferred Shares in Colombia between March 8, 2009 and April 8, 2009 which raised 5,760,000,000 pesos (US$2,956,828) in exchange for 11,520,000 shares (500 pesos per share).  These Preferred Shares will be converted to Common Shares upon the date the shares are registered with the Emitter and Values Register Office of the Financial Superintendence.  During the three months ended March 31, 2010 Grupo Odin raised an aggregate of 236,000,000 pesos (approx. US$122,263) in exchange for 472,000 shares of Convertible Preferred Stock from this private placement.  During the three months ended June 30, 2010, Grupo Odin raised an aggregate of 5,524,000,000 (US$2,834,565) in exchange for 11,048,000 shares (500 pesos per share).  The Preferred Shares will be converted to Common Shares upon the date the shares are registered with the Emitter and Values Register Office of the Financial Superintendence at a rate of one Common Share for each share of Preferred Stock.  All of these Preferred Shares are nonvoting and will receive a 13.5% preferred return until they are converted to Common Shares.  This company also plans to pursue a listing on the Bogota stock exchange and pursue a public offering of its securities in Colombia during 2010 for the purpose of expanding the operations of Odin Petroil.

We continue to seek out equity capital in order to expand the operations of Odin Petroil, as well as to expand and acquire additional refineries.  However, because of the slow-down in the capital markets our efforts have not been successful in the US thus far.  It is for this reason that we are exploring overseas capital markets that have been more receptive to our efforts as described above.

We believe that we have sufficient funds available from these fund raising efforts, as well as from our operations, to allow us to be able to continue to develop our business plan over the next 12 months and in the foreseeable future.  Our objective in 2010 is to begin expansion of our petroleum refinery from 45,000 barrels per month to 231,000 barrels per month.  If we are successful in increasing production accordingly and are able to increase sales to absorb this increased production, we believe that we will generate a profit from operations during our fiscal year ended December 31, 2010.  There are no assurances that these factors will occur or that we will generate profits during our fiscal year ended December 31, 2010.  We expect to raise additional equity in the future in order to provide the financing for the expansion of our current refineries and to increase marketing efforts. There are no assurances that we will be successful in these efforts.  Failure to raise additional capital may have a negative impact on our results of operation.

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

Foreign currency translation – Our functional currency is United States dollars and the functional currency of our subsidiaries is Colombia pesos.  The operations of our subsidiaries are translated into U.S. dollars in accordance with ASC 830-10, Foreign Currency Translation, as follows:

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

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  The ASU was adopted during the period ended June 30, 2010 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2010.

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

We have not been able to achieve a listing of our Common Stock on a U.S. national exchange despite the fact that we believe we meet the listing requirements.  We also have not been able to raise capital in the U.S. due to what we believe to be poor economic conditions in the U.S., restrictive credit markets, and other excessive conditions imposed by U.S. firms.  We also believe a bias towards South American investments and the makeup of our shareholder base will make it difficult, if not impossible, to develop a market for our stock and to raise capital in the future in the U.S.  We also believe existing regulations and having the headquarters located in the U.S. is creating an excessive cost burden that will increase in the future as additional regulations are passed and existing regulations begin to take effect.  As such, we believe it is necessary to make a change in order to develop the company in the future.  As of the date of this report we are moving forward with plans to reincorporate to Panama so that we can pursue a listing of our Common Stock on the Panama Stock Exchange.  Additionally our plans include relocating our headquarters to Panama.  To date we have registered our securities with the Panama National Securities Commission (“NSC”) and upon reincorporation we will submit our application to trade our Common Stock on the Panama Stock Exchange. Based upon preliminary conversations we expect approval during the third calendar quarter of 2010.  We have established relationships with multiple investment banking firms and private investors in Panama to raise additional equity capital. To date we have been successful in our attempts to raise equity capital in Panama through our affiliated company, Odin Energy Corporation.  We believe that reincorporating in Panama will provide us with continued future opportunities to raise capital in order to continue to enhance our current operations from markets that are more suitable to our industry and geographical location.  The reincorporation is expected to take place prior to the end of the third calendar quarter of 2010.  At that time we will file with the SEC to deregister and discontinue our reporting requirements under the Securities Exchange Act and continue reporting under the securities laws of Panama.  Through the date of reincorporation we have and will continue to file our existing SEC reports with the NSC.  After reincorporation we will file under NSC regulations.  The reporting requirements under the NSC include an annual filing titled IN-A, quarterly filings titled IN-T and Relevant Events which is for reporting material changes between filings.  Copies of these reports will be available to our shareholders, regardless of where they reside.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010, at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three month period ended June 30, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMIWORLD, INC.

Dated: August 20, 2010	By: s/Mamoru Saito Mamoru Saito, Chief Executive Officer

Dated: August 20, 2010	By: s/David Garin David Garin, Chief Financial Officer